Form 10-K405
period 1997-12-31
SOFTWARE AG SYSTEMS INC
filed 1998-03-30
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NO. 001-13609

                           SOFTWARE AG SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                               54-1167173
   (State or other jurisdiction of      (I.R.S. employer identification no.)
   incorporation or organization)

                          11190 Sunrise Valley Drive
                            Reston, Virginia 20191
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (703) 860-5050

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class                   Name of each exchange
    Common Stock, $0.01 par value               on which registered
                                              New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant based on the closing price at which stock was sold on the New York Stock Exchange on March 13, 1998 was $171,925,514.

  As of March 13, 1998, 29,515,000 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 18, 1998 are incorporated by reference in
Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K from the date such document is filed.

                               TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----

                                     PART I

1.Business................................................................   2
2.Properties..............................................................  16
3.Legal Proceedings.......................................................  17
4.Submission of Matters to a Vote of Security Holders.....................  17

                                    PART II

5.Market for Registrant's Common Equity and Related Stockholder Matters...  17
6. Selected Consolidated Financial Data...................................  19
7.Management's Discussion and Analysis of Financial Condition and Results
 of Operations............................................................  21
7A.Quantitative and Qualitative Disclosures About Market Risk.............  28
8.Consolidated Financial Statements and Supplementary Data................  29
9.Changes in and Disagreements with Accountants on Accounting and Finan-
 cial Disclosure..........................................................  50

                                    PART III

10.Directors and Executive Officers of the Registrant.....................  50
11.Executive Compensation.................................................  50
12.Security Ownership of Certain Beneficial Owners and Management.........  50
13.Certain Relationships and Related Transactions.........................  50

                                    PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  51

                                    PART I

 ITEM 1. BUSINESS.

COMPANY BACKGROUND AND GENERAL DEVELOPMENT OF BUSINESS


  Software AG Systems, Inc. and its subsidiaries (the "Company") is an enterprise solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's products are used to build and enhance mission-critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems and inventory management systems. To complement its products, the Company has a comprehensive professional services offering, including consulting, software integration, systems implementation and large project management services. The Company has over 24 years of experience in addressing the needs of organizations with complex enterprise level computing environments.

  The Company provides enterprise development software products and related professional services used by organizations to develop new mission-critical applications and enterprise enablement software products and related professional services used to extend existing applications to new technologies. The Company's enterprise development products include ADABAS, a high-performance database management system designed to operate with a variety of data types and computer platforms, and NATURAL, a 4GL programming language that enables the development of applications that are portable, scaleable and interoperable across multiple computing platforms. The Company also provides software products and professional services that enable organizations to extend existing mission-critical applications to the Internet and intranets and to create new applications. Products in this area include ENTIRE, a family of middleware products that facilitates the communication between application components across heterogeneous computing environments; iXpress, a web application assembly and deployment platform; and EntireX DCOM, a product that uses Microsoft's ActiveX technology to bridge applications written in a variety of programming languages. The Company's professional services that complement its products include application development and enhancement, application reengineering, application porting, rightsizing and application integration.

  The Company has a growing year 2000 program which offers a new, internally developed software product, INSIGHT 2000 Tool Kit, as well as project management and consulting services to assist customers in the resolution of their year 2000 problem. The Company believes that there are over one billion lines of NATURAL code in the United States alone, most of which are candidates for year 2000 analysis, remediation and testing. To address this opportunity, the Company has opened three Millennium Centers in Highlands Ranch, Colorado, Ft. Lee, New Jersey, and Dallas, Texas for code analysis, remediation and testing.

  In February 1981, the Company was incorporated as a Delaware corporation and established as a holding company for Software AG Americas, Inc. Since 1973, Software AG Americas, Inc. has primarily licensed and serviced products of Software AG, a German software company ("SAG"), in the United States and other countries through a series of licensing agreements with SAG. In June 1981, the Company sold approximately 30% of its then outstanding common stock in an initial public offering. In 1988, SAG purchased all of the outstanding stock of the Company, thereby acquiring control of the Company.

  On March 31, 1997, SAG sold approximately 89% of the Company's then outstanding common stock to Thayer Equity Investors III, L.P. ("Thayer") and certain senior management of the Company (the "Recapitalization"). After the Recapitalization, SAG retained approximately 11% of the Company's then outstanding common stock. Thayer is a private equity fund based in Washington, D.C. that targets investments in the information technology and services industries and its investors include corporations, pension funds and financial institutions. The Company believes that the Recapitalization has provided several significant benefits to the Company, such as access to growth and development capital, equity ownership incentives for management and other key employees, and the opportunity and ability to pursue acquisitions and internal product development.

  In connection with the Recapitalization, on March 31, 1997, the Company borrowed $5,000,000 from Thayer under a short-term note agreement for working capital requirements. This note accrued interest at a simple rate equal to 10% per annum and was repaid on April 11, 1997. In addition, the Company paid to TC Management LLC ("TC Management"), a managing agent of and provides management services to Thayer, a financial advisory fee of $840,000 in consideration for investment banking and advisory services provided by TC Management in connection with the Recapitalization, and reimbursed TC Management for its out-of-pocket expenses in connection with the Recapitalization. On April 1, 1997, the Company also agreed to pay on a quarterly basis an annual fee of $300,000 to TC Management for management and consulting services to be provided by TC Management to the Company in connection with the operation and conduct of the Company's business. In 1997, the Company paid a total of $225,000 of such fees plus out-of-pocket expenses. Dr. Stern and Mr. Rickertsen, directors of the Company, are members of TC Management. In connection with the Recapitalization, the Company also paid a one-time advisory fee of $250,000 to MLC Group, Inc., a wholly owned operating subsidiary of MLC Holdings, Inc. Mr. Rickertsen, a director of the Company, is a director of MLC Holdings, Inc.

  On November 21, 1997, the Company and certain stockholders of the Company consummated the sale of 7,700,000 shares and an over allotment of 1,155,000 shares of the Company's common stock par value $0.01 per share (the "Common Stock") in an initial public offering which was declared effective by the Securities and Exchange Commission ("SEC") on November 17, 1997 ("IPO"). As a result of the IPO, Thayer owns approximately 56% of the Company's outstanding Common Stock and SAG owns approximately 9% of the Company's outstanding Common Stock. Pursuant to the IPO, 7,700,000 shares of Common Stock were sold to the public at a price of $10.00 per share. Of the 7,700,000 shares, 4,600,000 shares were newly issued shares sold by the Company and 3,100,000 shares were outstanding shares sold by certain stockholders of the Company (the "Selling Stockholders"). In addition, the underwriters exercised an option to purchase an additional 1,155,000 shares of Common Stock on the same terms. Of the 1,155,000 additional shares purchased by the underwriters, 577,500 shares were newly issued shares sold by the Company and 577,500 shares were outstanding shares sold by the Selling Stockholders. The total proceeds, net of underwriting discounts and commissions, from the IPO to the Company and to the Selling Stockholders were approximately $48.2 million and $34.2 million, respectively. Effective November 21, 1997 and December 18, 1997, Software AG Americas, Inc., a wholly owned subsidiary of the Company, issued notes to the Company in the amount of approximately $42.8 million and $5.4 million, respectively, the proceeds, net of underwriting discounts and commissions, received by the Company from the IPO.

  Immediately prior to the Recapitalization, the Company renegotiated its licensing agreement with SAG (as renegotiated, the "Cooperation Agreement") which, among other things (i) provides the Company the exclusive and perpetual right to license and service in North America, South America, Japan and Israel (collectively, the "Territory") both existing and future products developed or acquired by SAG and (ii) provides SAG the exclusive and perpetual right to license and service outside the Territory both existing and future products developed or acquired by the Company. Each of the Company and SAG must pay the other 24% of the net revenues derived from such licenses. This 24% royalty rate is fixed for 20 years. Except under certain circumstances, the Company's minimum annual royalty payment to SAG through the year 2000 must equal at least $21.0 million. As consideration for the Cooperation Agreement, the Company paid SAG DM38.0 million (approximately US$22.6 million) on March 31, 1997. The Company anticipates that the Cooperation Agreement and SAG's equity interest in the Company will promote close collaboration between the Company and SAG.

  The Cooperation Agreement contains certain safeguards to ensure that the Company and SAG are able to continue to exercise their respective rights to license and service each other's products in their respective territories. These safeguards include rights of first refusal with respect to transfers of proprietary rights to third parties and restrictions on SAG from competing against the Company in the Territory and on the Company from competing against SAG outside the Territory. The Cooperation Agreement also prohibits either party from consummating a change of control unless such party's successor agrees to be bound by the terms of the Cooperation Agreement with respect to all existing products of such party and future products that are materially derived therefrom. In addition, SAG is precluded from consummating a change of control unless its successor agrees to continue supporting the research and development of SAG's then existing and planned products for two years following the change in control. The Company is precluded from consummating a change in control in which certain specified entities would be its successor unless such entities agree to pay the Company's minimum annual royalty payments to SAG until the later of December 31, 2000 or two years following the change in control.

  On September 30, 1997, the Company acquired R.D. Nickel and Associates, Inc. ("R.D. Nickel") by merging R.D. Nickel with and into Software AG Systems (Canada) Inc., a wholly owned subsidiary of SAG Systems (Canada) Holdings, Ltd. (a 90% owned subsidiary of the Company and a 10% owned subsidiary of Software AG Americas, Inc.) ("Software AG (Canada)"), with Software AG (Canada) as the surviving entity. Software AG (Canada) is a software company that develops, licenses and supports a family of application development products, including CONSTRUCT and CONSTRUCT Spectrum. Additionally, R.D. Nickel served as the exclusive distributor of the Company's products in Canada since 1973. This acquisition was accounted for using the purchase method of accounting. For the year ended November 30, 1996 and for the ten months ended September 30, 1997, R.D. Nickel had revenues of US$13.6 million and US$12.6 million, respectively. The Company purchased R.D. Nickel for Cdn$14.0 million (approximately US$10.1 million), consisting of a Cdn$7.0 million (approximately US$5.1 million) note payable and Cdn$7.0 million (approximately US$5.1 million) in cash. In addition, the Company owed an additional payment of Cdn$500,000 (approximately US$360,000) in connection with the acquisition. Both the note payable and the additional payment were paid in November 1997 with the proceeds from the Company's IPO. In connection with this acquisition, in the quarter ended September 30, 1997, the Company recorded US$5.0 million of goodwill, which will be amortized on a straight-line basis over 10 years, and took a one-time charge of US$6.1 million associated with the purchase of in-process research and development.

RELATIONSHIP WITH AND ROYALTY PAYMENTS TO SAG

  The Company has the exclusive and perpetual right to license and service in North America, South America, Japan and Israel both existing and future products developed or acquired by SAG and historically, substantially all of the Company's revenues have been generated from the licensing and servicing of products developed or acquired by SAG. As a result, a materially adverse change in the financial condition or a change in control of SAG could have a material adverse effect on the business, financial condition and results of operations of the Company. In the past, SAG has reported operating losses. In addition, the failure of SAG to develop new products or enhancements to existing products in a timely manner, to provide ongoing technical support for its products or to adequately protect its proprietary rights could have a material adverse effect on the business, financial condition and results of operations of the Company. In the past, the Company has experienced delays in receiving products from SAG in a timely manner. The Cooperation Agreement requires SAG to ensure that its products are year 2000 compliant in accordance with a specified timetable. There can be no assurance that SAG will adhere to that timetable with respect to all of its products and SAG has delayed the timetable for certain of its products. At this time, most products delivered to the Company pursuant to the Cooperation Agreement by SAG are year 2000 compliant. As of March 27, 1998, there remain three products that are not year 2000 compliant and the Company is awaiting delivery of products from SAG. In addition, the Company has identified a few (less than ten) products that are compliant but are not compatible with all other year 2000 compliant products. At this time, these delays and non-compatibility problems have had no material financial impact on the Company. There is a risk to future financial performance and potential liability to the Company if SAG fails to deliver the remaining products in a timely manner and resolve the compatibility issue of the products. Any failure by SAG to adhere to the specified timetable could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the Company's aggregate royalty payments to SAG fall below $21.0 million in any calendar year through the year 2000, the Company generally is required to pay the differential to SAG, and any such payment could have a material adverse effect on the Company's business, financial condition and results of operations.

  Because SAG has the exclusive and perpetual right to license and service in all territories other than North America, South America, Japan and Israel both existing and future products developed or acquired by the Company, the Company is dependent on SAG for the distribution of these products outside of North America, South America, Japan and Israel. Any failure by SAG to distribute such products in a timely and effective manner could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPANY STRATEGY

  The Company's strategy is to further leverage its current leadership position in building enterprise applications and data access solutions for large organizations by extending its product and professional services offerings into the middleware and year 2000 markets. Key elements of the Company's strategy include enhancing existing product offerings with added features and functionality, broadening product offerings, leveraging its customer base, expanding professional service offerings and leveraging distribution channels.

  The Company intends to broaden its middleware product offerings through internal product development, additional licensed products from third parties and acquisitions. It is believed this strategy will enable the Company to provide connectivity to complex enterprise-class IT solutions including Enterprise Resource Planning (ERP) packages, client/server applications, distributed computing applications, Internet/intranet application and mainframe class legacy applications. The Company plans to extend Microsoft's ActiveX and DCOM technologies into large enterprise-class computing environments.

  The Company also intends to broaden its product offerings through internal product development, additional licensed products from third parties and acquisitions. In furtherance of this strategy, the Company recently acquired R.D. Nickel, a software company with the CONSTRUCT family of application development products which are used in conjunction with NATURAL. In addition, pursuant to the Cooperation Agreement, the Company has an exclusive and perpetual right to license in the Territory any new products developed or acquired by SAG. See "Research and Development".

  The Company also intends to leverage its customer base and distribution channels and expand its services offered. Most of the Company's customers are large, sophisticated organizations with complex information systems in dispersed, heterogeneous computing environments. Typically, the information technology ("IT") budget of a customer of the Company substantially exceeds the annual amount that the customer spends with the Company. The Company believes it can expand its share of its customers' IT budgets through increased and improved product and professional services offerings. The Company intends to leverage its distribution channels through which the Company, directly and indirectly, sells its products throughout the Territory and outside the Territory via its relationship with SAG (other than those products licensed from SAG), by developing and acquiring additional products for distribution by SAG. See "Sales and Marketing" and "Company Background and General Development of Business".

  In addition, the Company believes that, due to the strategic nature of its products, customers require the Company to provide comprehensive professional services and support. As a result, the Company's strategy is to expand its key professional services offerings, which are centered around application development, application integration and the year 2000 problem, and the Company intends to expand its efforts to cross sell its professional services to its product customers.

PRODUCTS AND SERVICES

  ENTERPRISE DEVELOPMENT PRODUCTS AND PROFESSIONAL SERVICES. The Company provides a family of enterprise development software products and related professional services that allow its customers to develop and deploy enterprise solutions that are integrated with existing data and applications.

 . NATURAL, the Company's 4GL programming language for the enterprise environment, is designed to increase productivity in application software design, development and deployment. NATURAL supports Rapid Application Development to RDBMS environments with applications that are portable, scaleable and interoperable across multiple computing platforms.

 . Add-on products for the NATURAL environment include: NATURAL LightStorm, for repository-based development environments; CONSTRUCT, for model-based Rapid Application Development; and CONSTRUCT Spectrum, for automated development of distributed components.

   The Company's family of data management solutions delivers access to data and are designed to ensure the reliability, integrity, and security of such data throughout an organization's computing environment.

 . ADABAS, the Company's flagship high-performance database management product, is designed to handle large volumes of changing data requiring high levels of availability. It provides multi-data model support, multi-platform support, comprehensive SQL support, and a variety of extended capabilities that take advantage of technological advances in both hardware and software.

 . Add-on products for the ADABAS environment include: ADABAS SQL Server, an SQL interface to ADABAS data; ADABAS ADAPLEX +, a technology that distributes and presents a single view of multiple databases; ADABAS FASTPATH, which optimizes database and application performance; and ADABAS Delta Save Facility, a product for reducing backup time and database recovery processing.

 . Core Product Services. These professional services focus on the deployment and use of the Company's database management and application development products, including application development and enhancement, application reengineering, application porting and rightsizing.

   ENTERPRISE ENABLEMENT PRODUCTS AND PROFESSIONAL SERVICES. The Company's ENTIRE middleware products and professional services minimize the complexity of integrating a distributed computing environment that encompasses a variety of platforms, protocols, programming languages and databases.

 . The ENTIRE product family includes: ENTIRE BROKER, a cross-platform messaging middleware product that links mainframe applications and components to ActiveX- and Java-enabled desktops; and ENTIRE SAF Gateway, a central security administration environment. The Company also offers ENTIRE BROKER APPC, a product that links Advanced Program-to-Program Communication and IBM's MQSeries-enabled mainframe applications to ActiveX- and Java-enabled desktops; ENTIRE BROKER SDK, a set of software products for building and deploying distributed applications; and EntireX DCOM, a product that allows applications or pieces of applications to work together transparently on Windows, UNIX and MVS/VSE mainframe platforms.


 . iXpress is an Internet-enablement technology that combines component technology, such as Java and ActiveX, with enterprise systems, allowing organizations to deliver and manage business-critical information solutions via the Web.

 . Integration Services. The Company offers its customers a variety of application and/or middleware integration professional services, such as integrating an organization's Internet site with an order entry system; integrating multiple sources of data, applications and services from multiple platforms; enabling secure access for suppliers to specific data and applications; and distributing application components across the network.

 . INSIGHT 2000 Tool Kit is a product that allows developers to analyze and remediate NATURAL code by providing a picture of how much code needs to be fixed and helping project managers break year 2000 projects into segments and develop a comprehensive work plan for executing remediation.

 . Year 2000 Services. The Company's year 2000 professional services offerings include analysis, remediation, testing and reimplementation to assist customers in resolving their year 2000 problem. These services are provided through a professional staff with expertise in managing large projects and in the methodologies and products that underlie software integration and systems management. The Company also recently established Millennium
   Centers in Highlands Ranch, Colorado, Fort Lee, New Jersey and Dallas,
   Texas to provide remediation and testing for its year 2000 program and plans to establish additional centers in the future. Year 2000 remediation can be done at one of the Company's Millennium Centers or at the customer's site.

  The Company believes that its future growth depends, in part, on increased demand for the Company's products and professional services relating to the resolution of the year 2000 problem. The Company had no revenues from its year 2000 program for the year ended December 31, 1996. For the year ended December 31, 1997, the Company had revenues of $6.9 million from its year 2000 program. Although the Company believes that the market for products and professional services relating to the year 2000 problem will grow as the year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company. Significant expenses for sales and marketing may be required to educate potential clients of the year 2000 problem and the need for products and professional services addressing the problem. In addition, there can be no assurance that potential clients will understand or acknowledge the problem. Affected organizations may not be willing or able to allocate the resources, financial or otherwise, to address the year 2000 problem in a timely manner. Many organizations may attempt to resolve the problem internally rather than by contracting with outside firms such as the Company and value added integrators to which the Company may license its software products. Other organizations may elect to replace their existing systems with year 2000 compliant hardware and software, rather than incur substantial cost in making their existing systems year 2000 compliant. In addition, there can be no assurance that a competitor will not develop a fully automated solution to the year 2000 problem. Due to these and other factors, development of the market for the Company's year 2000 products and professional services is uncertain and unpredictable.


  In addition, the Company anticipates that demand for products and professional services that address the year 2000 problem will decline, perhaps rapidly, following the year 2000. If the market for year 2000 products and professional services fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, competition for personnel qualified to perform professional services relating to the year 2000 problem is intense, and there can be no assurance that the Company will be able to retain its employees who provide such professional services or be able to attract and retain such personnel in the future.

  The Company's ability to staff and effectively manage any future growth in this business will require it to continue to improve its operational, financial and management controls and reporting systems and procedures, and to hire, train, motivate and manage its professional services employees. There can be no assurance that the Company will be able to manage these challenges in an efficient or timely manner. If management of the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

OTHER SERVICES

  Education Services. The Company provides customers with in-depth training in the Company's products, with courses available through scheduled and customized classes. In addition, the Company offers programs to accelerate the implementation of application development, application integration and year 2000 projects.

  Technology Services. The Company also provides system engineering services, supplementary database administration services and database application and network performance and tuning services.

PRODUCT MAINTENANCE AND CUSTOMER SUPPORT

  The Company offers a wide range of product maintenance and customer support services. The Company believes that its future success is dependent in part on its ability to provide high levels of customer service in order to cultivate advocacy by the Company's installed customer base. For the year ended December 31, 1997, approximately 95% of the Company's customers who were eligible renewed at least one of their maintenance agreements.

  Customers may choose from three levels of service and support offerings: basic, extended and custom, which are differentiated by service deliverables and access to support persons. Some of these customer support services include support during product proof-of-concept/trial, technical support 24 hours a day, seven days a week, customized support offerings, onsite installation and implementation, remote analysis automated customer assistance and web-based electronic services.

RESEARCH AND DEVELOPMENT

  Prior to the Recapitalization, the Company was a wholly owned subsidiary of SAG and the Company's research and development efforts were directed by SAG. The Company's research and development expenses were $0.9 million and $1.4 million in 1995 and 1996, respectively.

  Since the Recapitalization, the Company has begun building its internal product development group. The first product resulting from the Company's recent internal product development efforts is the INSIGHT 2000 Tool Kit, which was released in September 1997. The Company intends to continue expanding its product development group through additional acquisitions and internal hiring. The Company's research and development expenses were $1.1 million in 1997.

  Since the Cooperation Agreement provides the Company with an exclusive and perpetual right to license in the Territory products developed by SAG, the Company also expects to continue to benefit from SAG's product development efforts. SAG's product development costs were approximately $56.0 million for both 1996 and 1997. In September 1997, SAG released EntireX DCOM, the first product resulting from SAG's strategic relationship with Microsoft.

  The process of developing new high-technology products is inherently complex and uncertain and requires innovative designs anticipating customer demands and technological trends. Without new products and services, the Company's products and services are likely to become obsolete and the Company's operating results are likely to be materially adversely affected. The Company must quickly manufacture and deploy its products in a cost effective manner to meet market needs.

  The Company's success will depend in part on its ability to acquire product enhancements and new products that keep pace with continuing changes in technology and evolving customer preferences, and the timely delivery of products and product enhancements from SAG. There can be no assurance that the Company will be successful in acquiring and/or developing product enhancements or new products to adequately address changing technologies, that it can introduce such products or enhancements on a timely basis, that such products or enhancements will be successful in the marketplace or that SAG will deliver new products or product enhancements that will be successful in the marketplace in a timely manner. The Company's failure to acquire and/or develop technological improvements or to adapt its products to technological change may have a material, adverse effect on the Company's business, financial condition and results of operations.

  In addition, software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, new products may contain defects or software errors and, as a result, the Company may experience delayed or lost revenues during the period required to correct any defects or errors. Any such defects or errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, or loss of or delay in market acceptance, or could require expensive product changes, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's Cooperation Agreement with SAG provides for only limited warranties by SAG with respect to the software products licensed by it to the Company and, therefore, the Company may be primarily liable to its customers for defects in SAG-supplied software.

CUSTOMERS AND MARKETS

  Over 1,500 customers in the Territory have licensed the Company's products or purchased the Company's professional services since January 1996. These customers consist primarily of major corporations, government agencies and educational institutions. In 1995, 1996 and 1997, no single customer accounted for more than 10% of the Company's total revenue.

  Most of the Company's sales are made to its existing customers. Customers typically pay a licensing fee for use of the Company's products and generally pay an annual charge for maintenance services which include software updates and technical support. There can be no assurance that customers will continue to purchase the

Company's products and services, that the Company's historic maintenance renewal rates will continue, or that the Company will be able to maintain its current pricing levels for products and maintenance services. Customers' decisions not to renew their maintenance agreements or to renew them on different terms could have a material adverse effect on the Company's business, financial condition and results of operations.

  The majority of the Company's products are purchased by customers using IBM and IBM-compatible mainframe computing platforms. Worldwide, an increasing proportion of computing functions are being performed on alternative computing platforms, including mid-range computers and client/server networks. A significant shift in the way the Company's customers use computing platforms may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company believes that any migration away from mainframe computing platforms is subsiding as a result of more cost effective mainframe technology and other factors, any further significant reduction in the role of mainframe or other legacy systems could have a material adverse effect on the Company's business, financial condition and results of operations.

SALES AND MARKETING

  The Company sells and markets its products through both direct and indirect channels in North America, South America, Japan and Israel. The Company reorganized its sales organization into three areas which focus separately on the sale of Enterprise License Agreements ("ELAs"), professional services and the year 2000 program. The reorganization of the sales force has resulted in significantly increased productivity per salesperson.

  In North America, the Company sells and markets its products and services through a direct channel, operating 19 offices as of December 31, 1997. The Company sells its products in over 20 additional countries through six exclusive distributorships in South America, Japan and Israel. In addition, the Company has access to SAG's distribution channels for the Company's products (other than those licensed from SAG) in over 50 countries outside North America, South America, Japan and Israel. Because the relationships with the Company's distributors and SAG are integral to the Company's success, the Company's continuing relationships with them are important to the Company's success. The Company's financial results could be materially adversely affected if the financial condition of these entities weakens or if the Company's relationships with these entities deteriorate.

  The Company's corporate marketing organization supports the Company's sales and professional services channels through the efforts of professionals with expertise in product marketing and marketing communications. The Company also has strategic marketing relationships with certain vendors of computing products and services, including IBM Corporation ("IBM"), Microsoft Corporation ("Microsoft") and BDM International, Inc. ("BDM").

COMPETITION

  The markets for the Company's software products and professional services are highly competitive and characterized by continual change and improvement in technology. The Company provides products and professional services to several markets within the computer industry and encounters a variety of competitors within each market. The Company's competitors are numerous in all business areas ranging from highly specialized small firms to some of the largest corporations in the world. Many of the Company's competitors have significantly greater financial, marketing and other competitive resources than the Company. In addition, in certain markets in which the Company competes, such as the year 2000 market, there are no significant barriers to entry. Few of the Company's competitors compete in all of the same markets as the Company.

  In the enterprise development markets, the Company's competitors with respect to enterprise and departmental database management products include IBM, Oracle Corporation ("Oracle"), Informix Corporation ("Informix"), Sybase, Inc. ("Sybase") and Microsoft. In addition, the Company's 4GL applications programming language, NATURAL, competes with offerings from both large and small companies, including

Oracle, Microsoft, IBM and Sterling Software, Inc. In the enterprise enablement markets, the Company's products compete in both the component/object and the message oriented segments of the middleware market, where its competitors include IBM and Microsoft. In the market for year 2000 products and professional services, the Company's competitors include Formal Systems, Inc., Viasoft, Inc., BDM and Electronic Data Systems Corporation.

  The principal competitive factors affecting the markets for the Company's product and professional services offerings include: (1) product functionality, performance, reliability and ease of use, (2) quality of technical support, training and consulting services, (3) responsiveness to customer needs, (4) reputation, experience and financial stability and (5) cost of ownership, including initial price and deployment costs as well as ongoing maintenance costs. Due to the continued increase in new product licenses and professional services revenues, the Company believes that it has competed effectively in each of these areas. Nevertheless, current and potential competitors may introduce new and better products, make strategic acquisitions, or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers.

  There can be no assurance that the Company will be able to compete successfully against current and future competitors, and its failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Increased competition could result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's business, financial condition and results of operations.

TRADEMARKS AND PROPRIETARY RIGHTS

  The products sold by the Company consist of products developed by SAG (e.g., ADABAS, NATURAL and ENTIRE), products owned by other third parties which are distributed by the Company (e.g., iXpress) and products developed or acquired by the Company (i.e., INSIGHT 2000 Tool Kit, CONSTRUCT, CONSTRUCT Spectrum and CONSTRUCT Spectrum SDK). For all of these products, the Company, if not the developer, is contractually obligated to provide appropriate security measures to protect the proprietary materials of SAG and other third parties against misappropriation and illegal copying.

  The Company treats all of the products that it distributes as proprietary trade secrets and confidential information. It relies primarily upon a combination of trade secret, copyright and trademark laws, its license agreements with customers, and its internal security systems, confidentiality procedures and employee agreements to maintain the security of its products. The Company typically provides its products to users under nonexclusive, nontransferable perpetual licenses which generally permit use of the licensed software solely for internal operations on designated computers at specific sites. Under certain circumstances, the Company makes available the source code for its products under an escrow arrangement which restricts access to and use of the source code. Although the Company takes steps to protect its trade secrets and other proprietary rights, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

  The Company seeks to protect its software, documentation and other written materials under copyright law, and to assert trademark rights in its product names. The Company has not sought to protect its products under patent laws, though SAG and some third parties have patented, in the United States, Japan and/or the European Union, certain of the products which the Company distributes.

  The Company is also dependent on SAG and other third parties that license products to the Company to protect their respective proprietary rights in such products. There can be no assurance that the legal protections afforded to, or the precautions taken by, the Company or its third-party licensors will be adequate to prevent misappropriation of their respective proprietary rights. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or professional services. Any infringement or misappropriation of the Company's proprietary rights, or those of its third-party licensors, could have a material adverse effect on the Company's business, financial condition and results of operations.

  In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights and other intellectual property or proprietary rights. The Company may also be subject to litigation to defend against claimed infringement of, or to determine the scope and validity of, the intellectual property or proprietary rights of others. In the event of litigation involving the use of technology by the Company, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to technology involved in litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all. Although the Company is not aware of any claims that its products, trademarks or other proprietary rights infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current and future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. There can be no assurance that third parties will not assert infringement claims against the Company and that such claims will not have a material adverse effect on the Company's business, financial condition and results of operations. Any litigation involving the use of technology by the Company could result in substantial cost to the Company and divert management's attention from the Company's operations, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  ENTIRE(R), PREDICT(R), ADAPLEX + (R), ENTIRE NET-WORK(R) and ENTIRE ACCESS(R) are registered trademarks of the Company, and iXpress(TM), EntireX DCOM(TM), ENTIRE BROKER(TM), ENTIRE BROKER SDK(TM), ENTIRE BROKER APPC(TM), ENTIRE SAF Gateway(TM), INSIGHT 2000(SM), INSIGHT Tool Kit(TM), CONSTRUCT(TM), NATURAL Lightstorm(TM), CONSTRUCT Spectrum(TM), CONSTRUCT Spectrum SDK(TM), ADABAS Delta Save Facility(TM), ADABAS FASTPATH(TM), ADABAS SQL Server(TM), ADABAS Vista(TM) are trademarks or service marks of the Company. Trade names and trademarks of other companies appearing in this report are the property of their respective owners. The duration of each of the registered trademarks is 10 years and the duration of each of the common law trademarks is perpetual. The trademarks are an integral part of the Company's product identification.

EMPLOYEES

  As of February 28, 1998, the Company had approximately 900 employees. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

  The Company's success will depend in part on its continued ability to attract and retain highly qualified personnel in a competitive market for experienced software developers, professional services staff and sales and marketing personnel. The Company's future performance depends to a significant degree upon the continued service of the key members of its management, as well as marketing, sales, consulting and product development personnel, and its ability to attract and retain new management and other personnel. The loss of any one or more of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Company employees are employed at-will and the Company has no fixed-term employment agreements with any of its employees.

  While historically the Company primarily has relied on SAG for product development, the Company believes its future success will also depend in part upon its ability to develop its own technologies and products and, consequently, upon its ability to attract and retain highly skilled technical and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, integrating and retaining new personnel in the future. Failure to attract, integrate and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, at December 31, 1997, the Company had approximately 110 independent contractors working as technical consultants primarily in connection with the Company's professional service offerings. Competition for such contractors is intense and the failure to continue to attract and hire such contractors when they are needed could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

  The Company does not expect compliance with Federal, state and local, provisions relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company's competitive position. Presently, there are no material expenditures anticipated for environmental control facilities for 1998 or the near future.

BACKLOG

  The Company believes that backlog is not a meaningful indicator of future business prospects due to the relatively short period of time between acceptance of an order and delivery and the portion of revenue related to its service and support business. As of December 31, 1997, the Company does not have a material backlog and the majority of the backlog will be filled by December 31, 1998.

OTHER CONDITIONS RELATED TO THE BUSINESS

  DEPENDENCE ON THIRD-PARTY TECHNOLOGY. The Company's products are currently designed, and may in the future be designed, to work on or in conjunction with certain third-party hardware and/or software products. In addition, the Company relies on the timely delivery of competitive products and enhancements from SAG for a material part of its revenue. If any of these current or future third-party vendors or SAG were to discontinue making their products available to the Company or to licensees of the Company's products on a timely basis, or to increase materially the cost to the Company or its licensees to acquire, license or purchase such third-party vendor's products, or if a material problem were to arise in connection with the ability of the Company's products to properly use or operate with third-party hardware and/or software products, the Company's products would have to be redesigned by the Company, or the licensor of the product to the Company, to function with or on alternative third-party products, or the Company or its licensees may not be able to sell the product at all. There can be no assurance that an alternative source of suitable technology would be available or that the Company, or the licensor of the product to the Company, would be able to develop an alternative product on a timely basis or at a reasonable cost. The failure of the Company to license, acquire or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

  POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE/SEASONALITY OF THE
BUSINESS. The Company has experienced significant quarterly and other fluctuations in revenues and results of operations and, although future results may vary, the Company expects these fluctuations to continue in the future. The Company believes that these fluctuations have been primarily attributable to the budgeting and purchasing practices of its customers, and, to a lesser extent, the Company's sales commission practices, which are based partly on annual quotas, and other factors. The Company's revenues and results of operations may also be affected by seasonal trends which have resulted in higher revenues in the Company's third and fourth quarters and lower revenues in its first and second quarters. The Company's professional services fees tend to fluctuate due to the completion or commencement of significant projects, the number of working days in a quarter and the Company's ability to attract, retain and efficiently utilize professional services personnel. The Company's future revenues and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements by the Company or its competitors, changes in the mix of products and services sold by the Company and in the mix of sales by distribution channels, commencement or conclusion of significant service contracts, timing of any acquisitions and associated costs, the size, timing and terms of customer orders, including delays in significant orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable, changes in foreign currency exchange rates, competitive conditions in the industry and general economic conditions.

  The Company's expense levels are based, in part, on its expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, the Company's results of operations are likely to be materially and adversely affected. The Company's net income may be disproportionately affected by a reduction in revenue because a large portion of the Company's expenses cannot be easily reduced. In addition, the Company intends to increase its operating expenses by expanding its software product development staff, increasing its professional services and sales and marketing operations, expanding its distribution channels and hiring personnel in other operating areas. The Company expects to experience a significant time lag between the date professional services, sales and technical personnel are hired and the date such personnel become fully productive. The timing of such expansion and the rate at which new technical, professional services and sales personnel become productive as well as the timing of the introduction and the productivity of new distribution channels could cause material fluctuations in quarterly results of operations. Furthermore, to the extent such increased operating expenses precede or are not subsequently followed by increased revenues, the Company's business, financial condition and results of operations could be materially and adversely affected.

  Due to all of the foregoing factors, it is likely that in some future periods the Company's revenues or results of operations will be below the expectations of securities analysts or investors, in which case the market price of the Common Stock would likely be materially and adversely affected.

  The Company offers its customers installment payment plans as a vehicle for financing license fees. Customers have expressed a desire to finance large purchases, therefore, the Company acts competitively in allowing them to do so. The Company maintains its own financing plans rather than utilizing banks or other third parties to arrange client financing, although historically certain installment accounts receivable have been sold to third parties. See
Note 6 of Notes to Consolidated Financial Statements.

  RELIANCE ON ACQUISITIONS. The Company believes that its future growth will depend, in part, on its ability to successfully identify, acquire and then develop promising technologies and products. In addition, the Company intends to build its product development staff in part through acquisitions. The integration of R.D. Nickel or any other future acquisitions into the Company's existing business could result in certain unanticipated difficulties that could require a disproportionate amount of management's attention and the Company's resources. Furthermore, there can be no assurance that the anticipated benefits of acquiring R.D. Nickel or any other future acquisition will be realized. The Company has limited experience in completing acquisitions and integrating acquired technologies or products into its operations. The Company may compete for future acquisition opportunities with other companies that have significantly greater financial and management resources and there can be no assurance that the Company will be successful in identifying, acquiring and developing products and technology. Acquisitions could also have adverse short-term effect on the Company's operating results, and could result in dilutive issuances of equity securities and the incurrence of debt and contingent liabilities. In addition, many business acquisitions must be accounted for as purchases and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and may also involve charges for acquired research and development projects, which could have a material adverse effect on the Company's operating results. The Company has incurred significant charges of this nature in connection with its acquisition of R.D. Nickel.

  RISK ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. The Company holds the exclusive and perpetual right to license SAG products in North America, South America, Japan and Israel. In South America, Japan and Israel, the Company has entered into exclusive distributorship arrangements with local firms. There can be no assurance that such distributors will continue to perform as they have historically and that they will not offer products that compete with the Company's products. Additionally, the distributorships generally may be terminated by either party at any time upon compliance with applicable notice provisions. In the event that any of the distributorships were terminated or expired, there can be no assurance that the Company could find an adequate replacement, and such a termination or expiration could have a material adverse effect on the Company's business, financial condition and results of operations.

  Royalty revenues from international distributors represented 14%, 17% and 15% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company anticipates that royalty revenues from international sales and services will continue to account for a material portion of its total revenues in the foreseeable future. As a result, the Company may be subject to certain risks associated with international operations, and risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export (including export of high technology products) or otherwise resulting from foreign policy or the variability of foreign economic conditions.

  The Company's international distributors report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented less than 3% of total revenues in 1996 and 1997. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were less than 7% of total revenues in the fourth quarter of 1997. The Company, therefore, has not to date, engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

  Additional risks associated with international operations include costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, difficulties in enforcing intellectual property, proprietary and contract rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers, and potential difficulties in collecting accounts receivable. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  See Note 14 of Notes to Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Company's operations.

  POTENTIAL FOR CONTRACT LIABILITY. The Company markets its products and professional services to customers for developing, building, deploying, maintaining and managing mission-critical computer software applications and for addressing the year 2000 problem. The Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability claims relating to the Company's products or professional services. Despite this precaution, there can be no assurance that the limitations of liability set forth in the Company's agreements would be enforceable or would otherwise protect the Company from liability for damages. Although the Company has not experienced any material liability claims to date, the sale and support of the Company's products and professional services may entail the risk of such claims, which could be substantial in light of the use of such products in mission-critical applications. A material liability claim against the Company, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Therefore, any material liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON STATE, LOCAL AND OTHER GOVERNMENT CONTRACTS. The Company derived 24% of its total revenues in 1996 and 30% of its total revenues for 1997 from selling its products and professional services directly or indirectly to state and local government agencies. In addition, the Company derived 9% of its total revenues in 1996 and 11% of its total revenues for 1997 from selling its products and professional services directly or indirectly to federal government agencies. Any failure to obtain a contract award, or a delay on the part of a government agency in making the award or in ordering products and professional services under an awarded contract, could have a material adverse effect on the Company's business, financial condition and results of operations. Other risks generally involved in government sales include the larger discounts (and thus lower margins) typically involved in government sales, the dependence of the Company on the ability of a prime contractor, if any, to obtain the award and perform the contract, the unpredictability of funding for various government programs, the ability of the government agency to unilaterally terminate the contract, and the dependence on the creditworthiness of any prime contractor (some of which are relatively small organizations without substantial funds). The Company anticipates that state, local and other government sales will continue to represent a significant but fluctuating portion of its revenues in the future.

  FIXED PRICE CONTRACTS. Revenues from fixed price contracts represented approximately 8% and 12% of the Company's total revenues for 1996 and 1997, respectively. In making proposals for fixed price contracts, the Company relies on its estimated costs for completing the project. These estimates reflect, among other factors, judgments as to the efficiencies of the Company's technology and services as applied to the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has suffered material losses on fixed price contracts.

  CONTROL BY OFFICERS, DIRECTORS AND THAYER. The Company's officers and directors, and their affiliates, in the aggregate, have voting control of approximately 69% of the Company's outstanding Common Stock. In particular, Thayer and its affiliates have voting control of approximately 56% of the Company's outstanding Common Stock. As a result, these stockholders will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Thayer and the Company's officers and directors under certain circumstances could have the effect of preventing or delaying a change in control of the Company.

  ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS. The Company's Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Company. Such provisions could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, the Company's Board of Directors is divided into three classes, the members of each of which will serve for a staggered three-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. Certain provisions of the Cooperation Agreement with SAG may also have the effect of discouraging a third party from making an acquisition proposal for the Company.

SHARES ELIGIBLE FOR FUTURE SALE

  As of December 31, 1997, the Company had outstanding 29,515,000 shares of Common Stock. Of these shares, the 8,855,000 shares sold in the IPO are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares purchased by "affiliates" of the Company, as that term is defined under the Securities Act and the regulations promulgated thereunder (an "Affiliate"). The remaining 20,660,000 shares of Common Stock (the "Restricted Shares") held by existing stockholders were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are "restricted securities" within the meaning of Rule 144.

  Of the Restricted Shares, 2,750,000 shares became eligible for sale beginning February 17, 1998 (all of which are subject to 180-day lock-up agreements between the holders of such shares and the representatives of the underwriters terminating on May 18, 1998), and 16,687,586, 449,291 and 137,500 additional shares (all of which are subject to 180-day lock-up agreements) will be eligible for sale beginning March 31, 1998, June 30, 1998 and August 22, 1998, respectively.

  All of the holders of Restricted Shares have agreed with the Representatives that, until approximately May 18, 1998, subject to certain limited exceptions, they will not, directly or indirectly, sell, offer, contract to sell, pledge, grant any option to purchase or otherwise dispose of any shares of Common Stock or any securities convertible into, or exchangeable for, or any rights to purchase or acquire, shares of Common Stock, owned directly by such holders or with respect to which they have the power of disposition, without the prior written consent of BancAmerica Robertson Stephens, one of the managing underwriters. BancAmerica Robertson Stephens may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to the lockup-agreements.

  In addition, on January 22, 1998, the Company filed a registration statement on Form S-8 under the Securities Act in order to register all 6,875,000 shares of Common Stock reserved for issuance under the Company's 1997 Stock Option Plan.

  Sales of substantial amounts of Common Stock or the availability of such shares for sale could adversely affect prevailing market prices of the Common Stock.

YEAR 2000 COMPLIANCE

  Substantially all of the Company's revenues have been derived from the licensing and servicing of products developed or acquired by SAG. The Company is in the process of identifying, evaluating and implementing changes to its computer programs and systems necessary to address the year 2000 issue. The issue affects computer programs sold to customers as well as internal computer programs. In the past, the Company has experienced delays in receiving products from SAG in a timely manner. The Cooperation Agreement requires SAG to ensure that its products are year 2000 compliant in accordance with a specified timetable. Although SAG has delayed the timetable set forth in the Cooperation Agreement for certain products, SAG has subsequently delivered most of the year 2000 compliant products set forth in the Cooperation Agreement. There can be no assurance that SAG will deliver the remaining products set forth in the Cooperation Agreement in a timely manner. At this time, most products delivered to the Company pursuant to the Cooperation Agreement by SAG are year 2000 compliant. As of March 27, 1998, there remain three products that are not year 2000 compliant and the Company is awaiting delivery of products from SAG. In addition, the Company has identified a few (less than ten) products that are compliant but are not compatible with all other year 2000 compliant products. At this time, these delays and non-compatibility problems have had no material financial impact on the Company. There is a risk to future financial performance and potential liability to the Company if SAG fails to deliver the remaining products and resolve the compatibility issue of the products in a timely manner. Any failure by SAG to adhere to the specified timetable could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the Company's aggregate royalty payments to SAG fall below $21.0 million in any calendar year through the year 2000, the Company generally is required to pay the differential to SAG, and any such payment could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is communicating with customers and others to give them notice of the year 2000 issue so that they can elect to upgrade to a year 2000 compliant product. If necessary upgrades, modifications and conversions by the Company and those with which it conducts business are not completed timely or SAG fails to deliver year 2000 complaint products in a timely manner, the year 2000 issue may have a material adverse effect on the business, financial condition and results of operations of the Company. The total cost associated with making the Company's products and internal computer systems and programs year 2000 compliant is not expected to be material to the Company's business, financial condition or results of operations and these costs are being expensed as incurred.

 ITEM 2. PROPERTIES.

  The Company's executive offices, principal marketing and data center facility are located in approximately 170,000 square feet of space in a three building campus that the Company leases in Reston, Virginia. The Company's Customer Service and Support Center is located in approximately 85,000 square feet that the Company leases in Highlands Ranch, Colorado. The Company currently sublets approximately 30,000 and 25,000 square feet of the Reston and Highlands Ranch locations, respectively.

  The Company's subsidiary in Mexico leases offices of approximately 30,000 square feet in Mexico City and Monterrey, Mexico. As a result of the acquisition of R.D. Nickel, the Company leases product sales and professional services branch offices of approximately 45,000 square feet in the following cities in Canada: Calgary, Cambridge, Edmonton, Montreal, Ottawa and Toronto.

  The Company leases product sales and professional services branch offices in Irvine and Sacramento, California, Atlanta, Georgia, Chicago, Illinois, Braintree, Massachusetts, Bloomington, Minnesota, Fort Lee, New Jersey, Plymouth Meeting, Pennsylvania, Dallas, Texas, Bellevue, Washington and Reston, Virginia in the United States.

  The Company believes that its facilities are adequate for its current needs and that suitable space will be available as needed to accommodate the expansion of the Company's operations.

 ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this report, the Company is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on the Company's business, financial condition or results of operations.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

RECENT SALES OF UNREGISTERED SECURITIES

  Prior to February 25, 1997, the Company was an indirect wholly owned subsidiary of SAG and on February 25, 1997, the Company became a direct wholly owned subsidiary of SAG and SAG became the owner of the one then outstanding share of the Company's common stock, par value $1.00 per share. On March 14, 1997, the Company issued a stock dividend to SAG resulting in 100,000 outstanding shares of common stock.

  On March 31, 1997, the senior management of the Company and Thayer acquired approximately 89% of the then outstanding Common Stock of the Company in the Recapitalization pursuant to an agreement among the Company, SAG, Thayer and the following officers of the Company: Daniel F. Gillis, Harry K. McCreery, Gary Hayes, James H. Daly, Derek M. Brigden and Thomas E. Gorley (collectively, such individuals are referred to as the "Managers"). In connection therewith, (i) 24,750,000 shares of Common Stock were repurchased by the Company from SAG for an aggregate purchase price of DM 57.0 million (approximately US$33.9 million), (ii) 20,678,350 shares of Common Stock were issued and sold to Thayer for an aggregate purchase price of approximately $30.4 million and (iii) an aggregate of 771,650 shares of Common Stock were issued and sold to the Managers for an aggregate purchase price of approximately $1.1 million. Of the Common Stock purchased by the Managers, Messrs. Gillis and McCreery each purchased 204,050 shares and Messrs. Hayes, Daly, Brigden and Gorley purchased 84,975, 108,625, 67,925 and 102,025 shares, respectively. In consideration for the shares, each of Messrs. Gillis, McCreery and Daly gave the Company a promissory note in an amount sufficient to cover the purchase price of the shares. In consideration for the shares, each of Messrs. Hayes, Brigden and Gorley paid the Company approximately $74,900, $51,000, and $75,000 in cash, respectively, and gave the Company a promissory note in an amount sufficient to cover the balance of the purchase price of the shares. In addition, on August 22, 1997 the Company entered into a subscription agreement with Timothy L. Hill, the Company's Vice President-- Marketing, pursuant to which the Company issued and sold to Mr. Hill 137,500 shares of Common

Stock for an aggregate purchase price of $202,095. As of December 31, 1997, the Company has also granted options to purchase an aggregate of 5,069,900 shares of Common Stock under the Company's 1997 Stock Option Plan at a weighted average exercise price equal to $4.66 per share. All such options and shares of Common Stock were issued in private placements exempt from registration under Section 4(2) of the Securities Act, or Rule 701 thereunder. All such shares reflect a 275-for-1 stock split with respect to the Common Stock which was effected as a dividend on or before November 17, 1997. No underwriters were involved in the sales or issuances of the securities described above.

USE OF PROCEEDS

  The following use of proceeds from the IPO is being disclosed in regard to the Company's Registration Statement No. 333-36567 filed on Form S-1 and declared effective by the SEC on November 17, 1997 ("Registration Statement"). The IPO commenced on November 17, 1997 and terminated on November 21, 1997 after the sale of all securities registered by the Registration Statement (including the sale of the 1,155,000 shares covered by an over-allotment option granted to the underwriters, which sale was consummated on December 18,
1997). BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation were the managing underwriters for the IPO.

  Pursuant to the IPO, 8,855,000 shares of Common Stock were registered and sold to the public at a price of $10.00 per share. Of the 8,855,000 shares registered and sold, 5,177,500 shares were newly issued shares sold by the Company and 3,657,641 and 19,859 shares were outstanding shares sold by Thayer and TC Co-Investors, LLC ("TC Co-Investors"), respectively, for an aggregate offering price to the Company, Thayer and TC Co-Investors of approximately $51.8 million, $36.6 million and $0.2 million, respectively. The aggregate proceeds, net of underwriting discounts and commissions, to the Company, Thayer and TC Co-Investors as a result of the IPO were approximately $48.2 million, $34.0 million and $0.2 million, respectively.

  For the period beginning November 17, 1997 and ending December 31, 1997, the following actual expenses were incurred by the Company in connection with the issuance and distribution of the securities registered and sold pursuant to the IPO.

   Underwriting discounts and commissions   $3,624,250
   Finders' fees                            $0
   Expenses paid to or for underwriters     $0
   Other expenses(1)                        $1,524,000
                                            ----------
   Total expenses                           $5,148,250
                                            ==========
   (1) Consists of: SEC registration fee    $37,567
         NYSE listing & filing fee          $179,100
         NASD filing fees                   $12,897
         Printing and engraving expenses    $277,173
         Legal fees and expenses            $265,730
         Accounting fees and expenses       $548,790
         Miscellaneous                      $202,743

  None of the preceding payments were made, either directly or indirectly, to
(i) a director, officer or general partner of the Company or their associates,
(ii) person(s) owning at least 10% of the Company's Common Stock, (iii) any affiliate of the Company, or (iv) any other entity other than that listed above.

  As of December 31, 1997, the Company used approximately US$5.1 million (Cdn$7.0 million) and US $360,000 (Cdn$500,000) of the proceeds from the IPO to pay a note payable and an additional payment, respectively, due in connection with the acquisition of R.D. Nickel by the Company. The remaining net IPO proceeds, net of other expenses incurred as disclosed above, of approximately $41.2 million were invested by the Company in short-term money market accounts. Effective November 21, 1997 and December 18, 1997,

Software AG Americas, Inc., issued notes to the Company in the amount of approximately $42.8 million and $5.4 million, respectively, the proceeds, net of underwriting discounts and commissions, received by the Company from the IPO. None of the net IPO proceeds were used by the Company for the construction of plant, building or facilities; the purchase and installation of machinery and equipment; purchases of real estate; or acquisition of other business(es). None of these payments were, either direct or indirect, payments to (i) a director, officer or general partner of the Company or their associates, (ii) person(s) owning at least 10% of the Company's Common Stock,
(iii) any affiliate of the Company, or (iv) any other entity other than that described above.

PRICE RANGE OF COMMON STOCK

  The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol AGS. As the Company's IPO went effective on November 17, 1997 and trading began in the Company's Common Stock on November 18, 1997, the quarterly high and low prices reported by the NYSE composite transactions are available only for the fourth quarter ended December 31, 1997.

                                                                         1997
                                                                      ----------
   QUARTER ENDED                                                       HIGH  LOW
   -------------                                                      ------ ---
   December 31, 1997................................................. 14 1/2  10

DIVIDENDS

  In 1995 and 1996, while a wholly owned subsidiary of SAG, the Company paid aggregate cash dividends to SAG of $1.7 million and $9.0 million, respectively. The Company did not pay any cash dividends in 1997 and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Certain of the Company's relationships with third parties may have the effect of restricting the ability of the Company to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

HOLDERS OF RECORD

  The Company had approximately 1,542 holders of record of its Common Stock at March 13, 1998.

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  The consolidated statement of operations data set forth below for each of the years ended December 31, 1994, 1995, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1994, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements, which statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial data presented as of and for the year ended December 31, 1993 are derived from the Company's financial statements, which statements have been audited by other auditors. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The historical financial data set forth below for the periods ended, or as of the dates prior to, March 31, 1997 reflect the results of operations and balance sheet data of the Company prior to the Recapitalization when the Company was a wholly owned subsidiary of SAG and is captioned as "Predecessor". The historical financial information subsequent to March 31, 1997 reflects the results of operations and balance sheet data subsequent to the Recapitalization and is captioned as "Successor".

                                                                   PREDECESSOR            COMBINED(1) PREDECESSOR SUCCESSOR
                                                         -------------------------------- ----------- ----------- ---------
                                                                                            TWELVE       THREE      NINE
                                                                                            MONTHS      MONTHS     MONTHS
                                                                                             ENDED       ENDED      ENDED
                                                            YEARS ENDED DECEMBER 31,        DEC. 31,    MAR. 31,   DEC. 31,
                                                         -------------------------------- ----------- ----------- ---------
                                                          1993     1994    1995    1996      1997        1997       1997
                                                         -------  ------- ------- ------- ----------- ----------- ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Software license fees................................... $51,672  $51,832 $52,061 $52,163   $64,137     $7,341  |  $56,796
Maintenance fees........................................  57,264   65,871  65,307  69,702    72,689     17,352  |   55,337
Professional service fees...............................  31,175   29,552  35,194  34,975    44,398      9,948  |   34,450
                                                         -------  ------- ------- -------   -------     ------  |  -------
Total revenues.......................................... 140,111  147,255 152,562 156,840   181,224     34,641  |  146,583
Gross profit............................................  70,149   77,429  81,239  83,869    94,984     17,127  |   77,857
Operating expenses before write-off.....................  75,120   76,534  78,051  78,588    75,171     15,817  |   59,354
Write-off of acquired in-process                                                                                |
research and development costs(2).......................     --       --      --      --      6,051        --   |    6,051
Income (loss) from operations...........................  (4,971)     895   3,188   5,281    13,762      1,310  |   12,452
Net income.............................................. $ 6,380  $ 1,382 $ 3,326 $ 6,209   $ 6,711     $1,373  |  $ 5,338
                                                         =======  ======= ======= =======   =======     ======  |  =======
Net income per common share(3).......................... $  0.23  $  0.05 $  0.12 $  0.23   $  0.27     $ 0.06  |  $  0.21
                                                         =======  ======= ======= =======   =======     ======  |  =======
Net income per common share--                                                                                   |
assuming dilution(3).................................... $  0.22  $  0.05 $  0.11 $  0.21   $  0.25     $ 0.05  |  $  0.20
                                                         =======  ======= ======= =======   =======     ======  |  =======
Dividends............................................... $   --   $   600 $ 1,700 $ 9,000   $   --      $  --   |  $   --
                                                         =======  ======= ======= =======   =======     ======  |  =======

                                                PREDECESSOR           SUCCESSOR
                                       ------------------------------ ---------
                                                    DECEMBER 31,
                                       ----------------------------------------
                                        1993   1994   1995     1996     1997
                                       ------ ------ -------  ------- ---------
                                                    (IN THOUSANDS)
                                       ----------------------------------------
Consolidated Balance Sheet Data:
Working capital (deficit)............. $6,355 $5,167 $(2,465) $30,421 |$62,052
Total assets.......................... 74,175 86,466 125,612  158,088 |196,126
Long-term debt, less current maturi-                                  |
 ties.................................  3,212    431     --       --  |    --
Total stockholders' equity............ 30,190 30,972  32,599   29,808 | 89,818

--------
(1) Reflects combined data for the three months ended March 31, 1997 (prior to the Recapitalization) and for the nine months ended December 31, 1997 (subsequent to the Recapitalization).
(2) The write-off of acquired in-process research and development costs for the year ended December 31, 1997 relates to the Company's acquisition of R.D. Nickel. Before deducting the nonrecurring write-off for this period, income from operations was $19.8 million, net income was $12.8 million and basic and diluted earnings per share for net income was $0.51 and $0.48, respectively.
(3) In accordance with the Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") issued by Financial Accounting Standards Board, the Company calculated and presented basic and diluted earnings per share for the current period. The Company also retroactively adopted the SFAS No. 128 for all prior periods presented in calculating and presenting the earnings per share. Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is also based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares which are dilutive. See Note 1 of Notes to Consolidated Financial Statements.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  On March 31, 1997, the Company consummated the Recapitalization, pursuant to which the certain senior management of the Company and Thayer acquired approximately 89% of the outstanding Common Stock of the Company from SAG for approximately $31.5 million. As a result of this change in control, the acquisition by Thayer and such managers was accounted for as a purchase business combination, and as such the fair value of the Company's assets and liabilities was recorded as of April 1, 1997. The Company believes the Recapitalization provides several significant benefits to the Company such as access to growth and development capital, equity ownership incentives for management and other key employees, and the opportunity and ability to pursue acquisitions and internal product development.

  Immediately prior to the consummation of the Recapitalization, the Company entered into a perpetual (unless otherwise terminated by the written agreement of the parties) Cooperation Agreement with SAG that terminated and superseded the license agreement dated January 1, 1995. As consideration for the Cooperation Agreement, the Company paid SAG approximately $22.6 million. Under the Cooperation Agreement, each of the Company and SAG are required to pay the other royalties of 24% of net revenues from sales of licenses of, and technical services on, each other's products for the initial 20 years of the perpetual term of the agreement. For calendar years 1997 through 2000, the Company will be required to pay SAG minimum annual royalties of $21.0 million, provided that SAG's worldwide product and technical services revenues for each of those years are at least equal to SAG's 1996 worldwide revenues. In the event of a decrease in SAG's worldwide revenues, the minimum annual royalty requirement will be reduced proportionately.

  Pursuant to the Recapitalization, the determination of fair value allocated to the identifiable assets and liabilities of the Company has been made by management based on the nature of the assets and liabilities acquired, and general economic factors. Based on this allocation, the fair value of the Company's Cooperation Agreement has been recorded at $23.5 million, based on an independent appraisal. The amortization period for the Cooperation Agreement is ten years. The fair value of the Company's remaining assets and liabilities has been presumed to be equal to the book value as of the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6.4 million was recorded. Such goodwill is being amortized on a straight-line basis over 10 years.

  In September 1997, the Company's Board of Directors authorized the Company to file a Registration Statement with the SEC permitting the Company to sell shares of its Common Stock to the public. On November 21, 1997 through the IPO, 7,700,000 shares of the Company's Common Stock were sold at $10 per share to the public, of which 3,100,000 shares were sold by certain shareholders of the Company, and 4,600,000 shares were sold by the Company. As a result of the IPO, the Company received proceeds, net of underwriting discounts and commissions, of $42.8 million and the selling shareholders received proceeds, net of underwriting discounts and commissions, of $28.8 million. On December 17, 1997, the Company and certain shareholders sold each an additional 577,500 shares (for a total of 1,155,000 shares sold) at $10 per share to cover the over-allotment option exercised by the underwriters. Exercise of the over allotment option by the underwriters resulted in proceeds, net of underwriting discounts and commissions, of $5.4 million to each of the Company and selling shareholders (for a total of $10.7 million).

  On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the Common Stock of R.D. Nickel. R.D. Nickel is a software company that has a family of application development products and that has been the exclusive distributor of the Company's product in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14.0 million (US$10.1 million) was funded through a cash payment of Cdn$7.0 million (US$5.1 million) and a note payable of Cdn$7.0 million (US$5.1 million). The note payable was repaid in November 1997 with the proceeds from the IPO. In connection with the acquisition, the Company recorded a $6.1 million non-recurring charge against earnings for in-process research and development costs. The remaining excess purchase price of $5.0 million represents goodwill, and has been recorded as other intangible assets. The related amortization period for the goodwill is ten years. At December 31, 1997, accumulated amortization of the goodwill was approximately $125,000. At September 30, 1997, the net assets acquired have been reported in the Company's consolidated financial statements. As of October 1, 1997, the operating results of R.D. Nickel have been consolidated with the Company's operating results.

  Prior to the Recapitalization, the Company's management team was constrained by SAG in its ability to develop new products, license third-party software, retain capital for expansion and make acquisitions of companies, products or technologies. The Company's relatively low software product development expenditures resulted, in part, from these constraints. Management has undertaken several strategic initiatives since the Recapitalization to increase revenue growth and profitability, including building a product development organization, developing a product and professional services offering that addresses the year 2000 problem and acquiring R.D. Nickel on September 30, 1997.

  Software license fees are generated through the licensing of enterprise development and enterprise enablement products. Enterprise development products include ADABAS, a high-performance data management system, and NATURAL, a 4GL programming language. Enterprise enablement software products include ENTIRE, a family of middleware products, and INSIGHT 2000 Tool Kit, a software product that addresses the year 2000 problem. The Company recognizes license fee revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. Software license fee revenues are recognized upon shipment of the software if the software is not subject to customer acceptance or significant post-delivery obligations. If the license is subject to customer acceptance or significant post-delivery obligations, the recognition of license fees is deferred until customer acceptance or the significant post-delivery obligations have been met.

  The Company also provides maintenance and support services to its customers. Such maintenance services are typically provided in accordance with annual agreements, with maintenance fees charged as a percentage of current software license fees. Maintenance fees are recognized ratably over the term of the agreement.

  The Company markets and sells its software products and services, as well as third-party products, through direct and indirect channels in its Territory. In North America, a direct sales and support structure is utilized through the Company's wholly owned subsidiaries. In the remainder of the Territory, exclusive distributors sell the Company's products and provide maintenance support and pay the Company a royalty on the revenues derived therefrom. The Company has historically generated the majority of its revenues from sales within the United States. Royalty revenues from international distributors represented 14%, 17% and 15% of the Company's total revenues in 1995, 1996 and 1997, respectively.

  The Company also generates revenues through the provision of professional services associated with the implementation and deployment of the Company's enterprise development and enterprise enablement products and through educational services. The Company recognizes revenue from professional services as such services are performed. The Company's professional services offerings include consulting, software integration, system implementation, large project management and year 2000 analysis and remediation. These services are delivered on either a time and materials basis or a fixed price basis.

  The Company offers its products and professional services to certain customers under ELAs. ELAs are typically long-term contracts of three to five years which include software products, professional services and maintenance support. Revenues from software licenses sold as part of an ELA are recognized as revenue when such products are shipped. Revenue from professional services and maintenance support are recognized as provided. As of December 31, 1997, 123 of the Company's customers had entered into ELAs with the Company.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

  Total Revenues. The Company's revenues are currently derived from fees from licensing the Company's software products, fees for providing maintenance to customers which have licensed the Company's software products and fees from professional services. The Company's total revenues were $181.2 million and $156.8 million in 1997 and 1996, respectively, representing an increase of 16%.

  Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise development and enterprise enablement products. Software license fees were $64.1 million and $52.2 million in 1997 and 1996, respectively, representing an increase of 23%. This increase was primarily attributable to the reorganization of the direct sales force at the beginning of 1997 into three groups, with one group focused on software products, another on professional services and a third on the year 2000 program. As a result of this reorganization, the Company has experienced increased acceptance of ELAs by its customer base. In 1997, the Company entered into 47 ELAs, compared to 30 ELAs in 1996. The increase in revenue was also impacted by the acquisition of R.D. Nickel which added $1.9 million of software license fees since the acquisition in September 1997.

  Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support to customers which have licensed the Company's enterprise development and enterprise enablement products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed product. Maintenance fees were $72.7 million and $69.7 million in 1997 and 1996, respectively, representing an increase of 4%. This increase was primarily attributable to the effect of price increases, combined with an increase in the maintenance base from the sale of new software licenses and inclusion of the maintenance fees recorded by Software AG (Canada) of $1.7 million since the R.D. Nickel acquisition in September 1997.

  Professional Services Fees. The Company's professional services fees are derived primarily from work performed by the Company on behalf of customers who have licensed the Company's software products. Professional services fees were $44.4 million and $35.0 million in 1997 and 1996, respectively, representing an increase of 27%. This increase was primarily attributable to the Company's year 2000 program, which began in 1997 and contributed $6.6 million of professional services fees in 1997.

COST OF REVENUES

  Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $19.9 million and $14.1 million in 1997 and 1996, respectively, representing 31% and 27% of software license fees for each respective period. The increase in dollar amount was due primarily to an increase in sales volume. The percentage increase was primarily due to a shift in product mix since royalty rates on third-party products vary from 24% to 40%.

  Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $28.8 million and $25.9 million in 1997 and 1996, respectively, representing 40% and 37% of maintenance fees for each respective period. This increase was primarily attributable to the hiring of additional staff to support new enterprise enablement products.

  Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control, proposal writing and project review. Professional services costs were $37.6 million and $33.0 million in 1997 and 1996, respectively, representing 85% and 94% of professional services fees for each respective period. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources. Both of these improvements were derived from process changes initiated in late 1995 that included enhanced infrastructure and tools for project management, improved estimating and bidding processes and expanded quality control procedures.

OPERATING EXPENSES

  Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $1.1 million and $1.4 million in 1997 and 1996, respectively, representing 2% and 3% of software license fees for each respective period. This decrease was the result of a sale, with transfer of the applicable software product development costs, of one of the Company's products in 1996 to a third party. This decrease was partially off set by the product development costs recorded by Software AG (Canada) of $138,000 since the acquisition of R.D. Nickel. Prior to the Recapitalization, the Company's ability to invest in software product development was constrained. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

  Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $38.3 million and $48.7 million in 1997 and 1996, respectively, representing 21% and 31% of total revenues for each respective period. This decrease was primarily attributable to reductions in the direct sales force and related support personnel, combined with reductions in marketing staff and programs. These reductions, which were undertaken to reduce the Company's cost of sales relative to software license fees and were part of an overall cost reduction program, began in 1995 and were substantially implemented by June 1997. The overall decrease in the sales and marketing expenses was slightly offset by the sales and marketing expenses recorded by Software AG (Canada) of $343,000 since the acquisition of R.D. Nickel.

  Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $35.8 million and $28.5 million in 1997 and 1996, respectively, representing 20% and 18% of total revenues for each respective period. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent company and the inclusion of Software AG (Canada) administrative and general expenses of $672,000 since the acquisition of R.D. Nickel.

  Write-off of Acquired In-Process Research and Development Costs. The write-off of acquired in-process research and development costs was attributable to certain of the products acquired in the acquisition of R. D. Nickel. See Note 4 of Notes to Consolidated Financial Statements.

OTHER

  Other Income and Expense, Net. Other income and expense, net consists primarily of interest earned on cash, cash equivalents, short term investments and long term customer contracts carried by the Company, and miscellaneous income, offset in part by interest expense associated with equipment financing. Interest and investment income and expense, net, was $2.0 million and $5.2 million in 1997 and 1996, respectively. This decrease was primarily attributable to the interest income recorded on $30.0 million in loans made to SAG combined with income received for the sale of the rights to one of the Company's products in 1996. The loans to SAG were offset against payables due SAG in March 1997 prior to the Recapitalization.

  Income Tax Provision. The income tax provision was $9.0 million and $4.3 million in 1997 and 1996, respectively, resulting in effective tax rates of 41.5% (exclusive of the write-off of acquired in-process research and development costs), and 40.9%, respectively. This increase in rate was primarily attributable to the non-deductible expenses incurred as a result of the Recapitalization.

YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

  Total Revenues. The Company's total revenues were $156.8 million and $152.6 million in 1996 and 1995, respectively, representing an increase of 3%.

  Software License Fees. Software license fees were $52.2 million in 1996 and $52.1 million in 1995, or 33% and 34% of total revenues for each respective period.

  Maintenance Fees. Maintenance fees were $69.7 million in 1996 and $65.3 million in 1995, representing an increase of 7%. This increase was due primarily to the effect of price increases combined with an increase in the maintenance base from the sale of additional software licenses.

  Professional Services Fees. Professional services fees were $35.0 million in 1996 and $35.2 million in 1995, or 22% and 23% of total revenues for each respective period. This minimal decline from 1995 to 1996 was the result of actions taken in the latter part of 1995 to temporarily curb growth in the professional services operation so that the Company could build a stronger infrastructure and control process to support the rapid growth anticipated from the year 2000 program. These actions were largely accomplished and accounted for in the first half of 1996.

COST OF REVENUES

  Software License. Software license costs were $14.1 million in 1996 and $15.2 million in 1995, representing 27% and 29% of software license fees for each respective period. This decrease was primarily attributable to lower third-party royalty rates associated with a slight shift in product mix.

  Maintenance. Maintenance costs were $25.9 million in 1996 and $23.5 million in 1995, representing 37% and 36% of maintenance fees for each respective period. The increase from 1995 to 1996 was primarily attributable to royalties related to additional maintenance fees combined with a change in product mix.

  Professional Services. Professional services costs were $33.0 million in 1996 and $32.6 million in 1995, representing 94% and 93% of professional services fees in each respective period. This increase was primarily attributable to an increase in spending for infrastructure to support the anticipated growth in the Year 2000 Program, partially offset by improved margins on new projects.

OPERATING EXPENSES

  Software Product Development. Software product development expenses were $1.4 million in 1996 and $0.9 million in 1995, representing 3% and 2% of software license fees, respectively. This increase was primarily attributable to the employment of additional staff to develop and enhance the Company's products.

  Sales and Marketing. Sales and marketing expenses were $48.7 million in 1996 and $52.5 million in 1995, representing 31% and 34% of total revenues, respectively. This decrease in expenses was primarily attributable to reductions made in 1995 to the direct sales force and to the direct support personnel. As discussed previously, these reductions commenced in 1995 and were substantially implemented by June 1997. The net effect of this reduction during 1996 was to reduce the direct selling and support personnel from 131 at December 31, 1995, to 98 at December 31, 1996, a net reduction of 25%.

  Administrative and General. Administrative and general expenses were $28.5 million in 1996 and $24.6 million in 1995, representing 18% and 16% of total revenues, respectively. This increase was primarily attributable to investments in computer equipment necessary to support anticipated growth of the year 2000 program and severance payments made to the Company's former chief executive officer.

OTHER

  Other Income and Expense, Net. Other income and expense, net, was $5.2 million in 1996 and $2.4 million in 1995. The increase was attributable to interest received on $30.0 million in loans made to SAG in three stages over 1995 and 1996, combined with income received for the sale of the rights to one of the Company's products.

  Income Tax Provision. The income tax provision was $4.3 million and $2.3 million in 1996 and 1995, respectively, resulting in effective tax rates of 40.9% and 41.0%, respectively.

SELECTED UNAUDITED QUARTERLY INFORMATION

  The following table sets forth certain unaudited quarterly statement of operations data for each of the eight most recent quarters. In the opinion of management, this information has been prepared on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited Consolidated Financial Statements and Notes thereto. The operating results for any quarters are not necessarily indicative of results for any future periods.

                                                     PREDECESSOR
                                       -----------------------------------------
                                                  THREE MONTHS ENDED
                                       -----------------------------------------
                                         MAR. 31,   JUNE 30,  SEPT. 30, DEC. 31,
                                           1996       1996      1996      1996
                                       ------------ --------  --------- --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue............................   $32,286    $37,109    $41,126  $46,319
   Gross profit.......................    15,434     20,151     21,276   27,008
   Net income (loss)..................      (212)      (623)     2,745    4,299
   Net income (loss) per share........      (.01)      (.02)      0.10     0.16
   Net income (loss) per share-assum-
    ing dilution......................   $  (.01)   $  (.02)   $  0.09  $  0.15
                                       PREDECESSOR           SUCCESSOR
                                       ------------ ----------------------------
                                       THREE MONTHS
                                          ENDED         THREE MONTHS ENDED
                                       ------------ ----------------------------
                                         MAR. 31,   JUNE 30,  SEPT. 30, DEC. 31,
                                           1997       1997      1997      1997
                                       ------------ --------  --------- --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenue............................   $34,641 |  $42,947    $46,729  $56,907
   Gross profit.......................    17,127 |   22,845     23,748   31,264
   Net income (loss)..................     1,373 |    2,151     (3,227)   6,414
   Net income (loss) per share........      0.06 |     0.09      (0.13)    0.24
   Net income (loss) per share-assum-            |
    ing dilution......................   $  0.05 |  $  0.08    $ (0.13) $  0.23

  Net income (loss) for the quarter ended September 30, 1997 includes the write-off of acquired in-process research and development costs of $6.1 million which relates to the Company's acquisition of R.D. Nickel. Before deducting the nonrecurring write-off for this period, net income was $2.8 million, net income per share was $0.12 and net income per share--assuming dilution was $0.11.

  As a result of the Recapitalization on March 31, 1997, the Company is no longer a wholly owned subsidiary of SAG. Management has undertaken several strategic initiatives since the Recapitalization to increase revenue growth and profitability including building a product development organization, developing a product and professional services offerings that address the year 2000 problem and acquiring R.D. Nickel. The revenue and profit improvements in 1997 from the first quarter to the second, third and fourth quarters may be partially attributable to these changes, but there can be no assurance that this trend will continue in future quarters. Due in part to these initiatives, the Company expects that product development costs as a percentage of software license fees will increase and that administrative and general expenses as a percentage of total revenues will decrease.

  The Company's results of operations have historically fluctuated on a quarterly basis and although future results are uncertain, they are expected to be subject to quarterly fluctuations in the future. The Company's software license fees have tended to increase through each successive quarter of the year, with software license fees in the first quarter of a year being lower than those in the immediately preceding fourth quarter. Third quarter results have been favorably affected by increased end of the year spending by the Company's government customers. Fourth quarter results benefit from those customers who operate on a calendar year basis, combined with the Company's sales compensation plans which include incentives for achieving annual targets. In addition, due to the reorganization of the sales force and the increase in the number of ELAs, the Company's historic trend of third and fourth quarter revenues that are significantly larger than previous first and second quarter revenues may not continue.

  Although past results may not be indicative of future results, maintenance fees generally have not fluctuated on a quarterly basis to the same degree as software license fees due to the large percentage of maintenance fees generated from renewals of annual maintenance contracts which are recognized ratably over the contract period.

  Revenues from professional services are influenced by the number of personnel providing such services, the utilization rates of such personnel and the number of billable days in a quarter. Other factors being equal, a quarter ending December 31 will generally reflect lower professional services fees than other quarters due to the relatively large number of holidays falling in that quarter. In addition, the completion or commencement of significant professional services projects may affect the revenues from professional services in a particular quarter.

  Software license costs have varied from period to period and can be expected to fluctuate in the future primarily due to shifts in product mix since royalty rates on third party products vary from 24% to 40%.

  Historically, sales and marketing expenses have varied from quarter to quarter in absolute dollar terms and as a percentage of revenues, as a result of the size and timing of marketing programs. A significant portion of marketing program costs are variable in nature and subject to management discretion as to their timing and amount.

  The Company's quarterly operating results may continue to fluctuate due to numerous factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements by the Company or its competitors, changes in the mix of products and services sold by the Company and in the mix of sales by distribution channels, commencement or conclusion of significant service contracts, timing of any acquisitions and associated costs, the size, timing and terms of customer orders, including delays in significant orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable, changes in foreign currency exchange rates, competitive conditions in the industry and general economic conditions. The Company's expenses are generally fixed and do not vary significantly in the short term with revenues. As a result, operating and net income in a given quarter may be disproportionately affected by a reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

  Since 1988, when the Company became a wholly owned subsidiary of SAG, the Company has financed its operations principally through cash flow from operating activities. In order to meet its short term cash needs and to pay dividends to SAG, in 1992 the Company began to periodically sell long term customer receivable contracts. Sales of long term customer receivable contracts increased in subsequent years in order to meet SAG's directives and in connection with the Recapitalization. Since the Recapitalization, the Company has sold $27.9 million of long term customer receivable contracts, primarily to fund the repayment of certain obligations incurred in connection with the Recapitalization and to fund the acquisition of R.D. Nickel. Net cash provided by operating activities was $13.3 million, $37.5 million and $29.6 million for 1997, 1996 and 1995, respectively.

  Investing activities used net cash of $33.2 million, $4.3 million, and $23.8 million during 1997, 1996, and 1995, respectively, primarily to fund capital expenditures needed to support expansion of the Company's business, to provide loans to SAG, to purchase the Cooperation Agreement from SAG and the acquisition of R.D. Nickel.

  Financing activities provided net cash of $44.6 million for 1997, primarily from the proceeds from the sale of Common Stock from the IPO. During 1996 and 1995, financing activities used net cash of $9.0 million and $4.8 million, respectively, primarily for the repayment of long term obligations and the payment of dividends.

  The Company has no long term debt, and as of December 31, 1997 and 1996, had $50.4 million and $25.8 million in cash and cash equivalents, respectively. The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts. These transactions are treated as sales by the Company as the economic interest in the contract is transferred to the buyer. As of December 31, 1997 and 1996, the Company remained contingently liable under the recourse provisions associated with these sales in the amount of $47.9 million and $44.8 million, respectively. The Company's accounts receivable days sales outstanding at December 31, 1997 was 62.

  The Company's international distributors report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented less than 3% of total revenues in 1997 and 1996, respectively. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were less than 7% of total revenues in the fourth quarter of 1997. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

  The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

  The Company believes that the proceeds from the sale of the Common Stock offered through the IPO, together with its existing cash balances, funds generated from operations and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no material capital commitments or planned expenditures as of December 31, 1997.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has no material holdings of market risk sensitive instruments.

SAFE HARBOR PROVISION FOR FORWARD-LOOKING STATEMENTS

  The statements contained in this report and in documents incorporating this report by reference include forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current knowledge, beliefs, expectations and specific assumptions with respect to future business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to, significant quarterly and other fluctuations in revenues and results of operations; reliance on SAG for development and timely delivery of products; reliance on acquisitions and the timely development, production, marketing and delivery of new products and services; increased demand for year 2000 products and services: risks associated with conducting a professional services business; reliance on the mainframe computing environment and demand for the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; risks of protecting intellectual property rights and litigation; dependence on third-party technology; risks associated with international sales, distributors and operations; dependence on government contracts; control of the Company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with vendors, and attract and retain key employees; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including, but not limited to, the Company's Registration Statement filed on Form S-1 (File No. 333-36567).

 ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

  BOARD OF DIRECTORS
  SOFTWARE AG SYSTEMS, INC.:

  We have audited the accompanying consolidated balance sheets of Software AG Systems, Inc. and subsidiaries (Successor) as of December 31, 1997, and of Software AG Systems, Inc. and subsidiaries (a wholly owned subsidiary of Software AG, a German software company) (Predecessor) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods from April 1, 1997 to December 31, 1997 (Successor periods), and from January 1, 1997 to March 31, 1997 and for each of the years in the two-year period ended December 31, 1996 (Predecessor periods). In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule II--Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Software AG Systems, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the Successor period, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Software AG Systems, Inc. and subsidiaries (a wholly owned subsidiary of Software AG, a German software company) as of December 31, 1996, and the results of their operations and their cash flows for the Predecessor periods, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, effective April 1, 1997, Software AG Systems, Inc. consummated a Recapitalization under which a majority of the Company's common stock changed control. The change in control of the Company's common stock was accounted for as a purchase business combination. As a result of the Recapitalization, the consolidated financial information for the periods after the Recapitalization is presented on a different cost basis than that for the periods before the Recapitalization and, therefore, is not comparable.

                                                          KPMG Peat Marwick LLP

  Washington, D.C.
  February 6, 1998

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                          PREDECESSOR SUCCESSOR
                                                                                                          ----------- ---------
                                                                                                           DEC. 31,   DEC. 31,
                                                                                                             1996       1997
                                                                                                          ----------- ---------
                                                                                                             (IN THOUSANDS)
Assets
Current:
  Cash and cash equivalents..............................................................................  $ 25,773 | $ 50,429
  Accounts receivable:                                                                                              |
   Invoiced and currently due............................................................................    35,369 |   40,212
   Advanced billings on maintenance......................................................................    14,593 |   10,287
   Unbilled services.....................................................................................     6,029 |   10,384
   Installment...........................................................................................    15,300 |   24,434
   Other.................................................................................................     1,059 |    2,858
   Less: allowance for doubtful accounts.................................................................    (4,980)|   (9,301)
                                                                                                           -------- | --------
    Total accounts receivable............................................................................    67,370 |   78,874
  Notes receivable, SAG..................................................................................    30,000 |      --
  Current portion of deferred income taxes...............................................................     3,412 |    6,217
  Prepaid expenses.......................................................................................     3,298 |    1,371
  Other current assets...................................................................................     2,686 |    2,663
                                                                                                           -------- | --------
    Total current assets.................................................................................   132,539 |  139,554
Cooperation agreement, net of accumulated amortization...................................................       --  |   21,737
Installment accounts receivable, net of current portion..................................................    10,955 |    8,932
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization.........     8,923 |   10,077
Goodwill, net of accumulated amortization................................................................       589 |   11,286
Deferred income taxes....................................................................................     1,469 |    2,848
Other assets.............................................................................................     3,613 |    1,692
                                                                                                           -------- | --------
    Total assets.........................................................................................  $158,088 | $196,126
                                                                                                           ======== | ========

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                                                          PREDECESSOR SUCCESSOR
                                                          ----------- ---------
                                                           DEC. 31,   DEC. 31,
                                                              1996       1997
                                                          ----------- ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Liabilities and Stockholders' Equity
Current:
  Accounts payable.......................................  $  6,773 | $  8,545
  Accrued payroll and employee benefits..................    10,792 |   10,170
  Payable to SAG.........................................    33,317 |   10,050
  Income taxes payable...................................     3,106 |    1,752
  Other current liabilities..............................     5,265 |    4,274
  Current portion of deferred revenues, net of deferred             |
   royalties of $7,923,000 in 1996 and $11,245,000 in               |
   1997..................................................    42,865 |   42,711
                                                           -------- | --------
    Total current liabilities............................   102,118 |   77,502
Deferred revenues, net of deferred royalties of                     |
 $7,415,000 in 1996 and $8,880,000 in 1997...............    23,472 |   28,806
Deferred gain............................................     2,690 |      --
                                                           -------- | --------
    Total liabilities....................................   128,280 |  106,308
Commitments and contingencies                                       |
Stockholders' equity:                                               |
  Common stock ($.01par value; 55,000,000 shares autho-             |
   rized, 27,500,000 shares issued and outstanding in               |
   1996; and 75,000,000 shares authorized, 32,677,500               |
   shares issued in 1997)................................       275 |      327
  Additional paid-in capital.............................    11,877 |   84,185
  Retained earnings......................................    17,656 |    5,338
  Treasury stock, at cost-no shares in 1996 and 3,162,500           |
   shares in 1997........................................       --  |      (32)
                                                           -------- | --------
    Total stockholders' equity...........................    29,808 |   89,818
                                                           -------- | --------
    Total liabilities and stockholders' equity...........  $158,088 | $196,126
                                                           ======== | ========

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              PREDECESSOR            SUCCESSOR
                                     ------------------------------ -----------
                                       YEAR     YEAR   THREE MONTHS NINE MONTHS
                                      ENDED    ENDED      ENDED        ENDED
                                     DEC. 31, DEC. 31,   MAR. 31,    DEC. 31,
                                       1995     1996       1997        1997
                                     -------- -------- ------------ -----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DOLLAR
                                                      AMOUNTS)
Revenues:
  Software license fees............  $52,061  $52,163     $7,341   |  $56,796
  Maintenance fees.................   65,307   69,702     17,352   |   55,337
  Professional services fees.......   35,194   34,975      9,948   |   34,450
                                     -------  -------     ------   |  -------
    Total revenues.................  152,562  156,840     34,641   |  146,583
                                     -------  -------     ------   |  -------
Cost of revenues:                                                  |
  Software license.................   15,244   14,120      2,098   |   17,811
  Maintenance......................   23,488   25,885      6,205   |   22,559
  Professional services............   32,591   32,966      9,211   |   28,356
                                     -------  -------     ------   |  -------
    Total cost of revenues.........   71,323   72,971     17,514   |   68,726
                                     -------  -------     ------   |  -------
Gross profit.......................   81,239   83,869     17,127   |   77,857
                                     -------  -------     ------   |  -------
Operating expenses:                                                |
  Software product Development.....      900    1,372        --    |    1,093
  Sales and marketing..............   52,512   48,677      7,317   |   31,003
  Administrative and general.......   24,639   28,539      8,500   |   27,258
  Write-off of acquired in-process                                 |
   R&D costs.......................      --       --         --    |    6,051
                                     -------  -------     ------   |  -------
    Total operating expenses.......   78,051   78,588     15,817   |   65,405
                                     -------  -------     ------   |  -------
Income from operations.............    3,188    5,281      1,310   |   12,452
  Other income and expense, net....    2,449    5,230        978   |    1,017
                                     -------  -------     ------   |  -------
Income before income taxes.........    5,637   10,511      2,288   |   13,469
  Income tax provision.............    2,311    4,302        915   |    8,131
                                     -------  -------     ------   |  -------
Net income.........................  $ 3,326  $ 6,209     $1,373   |  $ 5,338
                                     =======  =======     ======   |  =======
Dividends..........................  $ 1,700  $ 9,000     $   --   |  $    --
                                     =======  =======     ======   |  =======
Net income per common share........  $  0.12  $  0.23     $ 0.06   |  $  0.21
                                     =======  =======     ======   |  =======
Net income per common share-assum-                                 |
 ing dilution......................  $  0.11  $  0.21     $ 0.05   |  $  0.20
                                     =======  =======     ======   |  =======
Shares used in computing net income                                |
 per common share:                                                 |
  Net income per common share......   27,500   27,500     24,338   |   25,119
  Net income per common share-as-                                  |
   suming dilution.................   29,056   29,056     25,894   |   26,685

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          COMMON STOCK
                         $0.01 PAR VALUE
                         ----------------
                                          ADDITIONAL                        TOTAL
                                           PAID-IN-  RETAINED  TREASURY STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL   EARNINGS   STOCK      EQUITY
                         -------- ------- ---------- --------  -------- -------------
                                               (IN THOUSANDS)
Predecessor:
  Balances at December
   31, 1994.............   27,500  $  275  $11,877   $18,821    $  --      $30,973
  Net income............      --      --       --      3,326       --        3,326
  Cash dividends ($0.06
   per share)...........      --      --       --     (1,700)      --       (1,700)
                         --------  ------  -------   -------    ------     -------
  Balances at December
   31, 1995.............   27,500     275   11,877    20,447       --       32,599
  Net income............      --      --       --      6,209       --        6,209
  Cash dividends ($0.33
   per share)...........      --      --       --     (9,000)      --       (9,000)
                         --------  ------  -------   -------    ------     -------
  Balances at December
   31, 1996.............   27,500     275   11,877    17,656       --       29,808
  Net Income............      --      --       --      1,373       --        1,373
                         --------  ------  -------   -------    ------     -------
  Balances at March 31,
   1997.................   27,500  $  275  $11,877   $19,029    $  --      $31,181
                         ========  ======  =======   =======    ======     =======

-------------------------------------------------------------------------------------
Successor:
  Initial capitaliza-
   tion.................   27,500  $  275  $37,108   $   --     $  (32)    $37,351
  Compensation expense
   on options   granted.      --      --       323       --        --          323
  Net proceeds from Ini-
   tial Public     Of-
   fering...............    5,178      52   46,754       --        --       46,806
  Net income............      --      --       --      5,338       --        5,338
                         --------  ------  -------   -------    ------     -------
  Balances at December
   31, 1997.............   32,678  $  327  $84,185   $ 5,338    $  (32)    $89,818
                         ========  ======  =======   =======    ======     =======

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         PREDECESSOR                 SUCCESSOR
                          ----------------------------------------- ------------
                              YEAR          YEAR      THREE MONTHS  NINE MONTHS
                              ENDED         ENDED         ENDED        ENDED
                          DEC. 31, 1995 DEC. 31, 1996 MAR. 31, 1997 DEC.31, 1997
                          ------------- ------------- ------------- ------------
                                              (IN THOUSANDS)
Cash flows from operat-
 ing activities:
  Net income............     $ 3,326       $ 6,209       $ 1,373   |  $ 5,338
  Adjustments to                                                   |
   reconcile net income                                            |
   to net cash provided                                            |
   by operating                                                    |
   activities:                                                     |
    Depreciation and am-                                           |
     ortization.........       3,921         3,660           941   |    6,205
    Loss (gain) on sales                                           |
     of property and                                               |
     equipment..........          67           156           --    |       (5)
    Deferred income tax-                                           |
     es.................        (408)       (1,242)          --    |   (4,184)
    Deferred gain.......         --           (140)          (36)  |      --
    Net proceeds from                                              |
     sales of accounts                                             |
     receivable.........      28,852        28,448           --    |   24,314
    Write-off of ac-                                               |
     quired in-process                                             |
     R&D costs..........         --            --            --    |    6,051
    Write-off of short-                                            |
     term investment....         --            --            --    |    1,529
    Compensation ex-                                               |
     penses on options                                             |
     granted............         --            --            --    |      323
    Change in:                                                     |
      Accounts receiv-                                             |
       able, excluding                                             |
       net proceeds from                                           |
       sales............     (47,331)      (28,674)       10,996   |  (43,074)
      Prepaid expenses..         348        (1,698)       (3,894)  |    4,313
      Other current as-                                            |
       sets.............         225        (1,870)        3,083   |   (2,988)
      Accounts payable..        (817)        3,472           673   |      779
      Accrued payroll                                              |
       and employee ben-                                           |
       efits............       3,181        (2,194)       (3,632)  |    2,059
      Payable to SAG....       8,495        16,185         6,265   |   (1,336)
      Other current lia-                                           |
       bilities.........         646         1,571          (927)  |     (558)
      Income taxes pay-                                            |
       able.............       1,678         1,285        (1,711)  |     (399)
      Deferred revenues,                                           |
       net..............      27,435        12,285        (2,705)  |    4,476
                             -------       -------       -------   |  -------
        Net cash                                                   |
         provided by                                               |
         operating                                                 |
         activities.....      29,618        37,453        10,426   |    2,843
                             -------       -------       -------   |  -------
Cash flows from invest-                                            |
 ing activities:                                                   |
  Additions to property,                                           |
   equipment and                                                   |
   leasehold                                                       |
   improvements.........      (1,839)       (3,740)         (208)  |   (4,084)
  Proceeds from sales of                                           |
   property and equip-                                             |
   ment.................         200         9,044           --    |        2
  Notes receivable, SAG.     (20,000)      (10,000)          --    |      --
  Purchase of Coopera-                                             |
   tion Agreement.......         --            --            --    |  (22,612)
  Change in other as-                                              |
   sets, net............      (2,137)          443           --    |      --
  Acquisition, net of                                              |
   cash received........         --            --            --    |   (6,325)
                             -------       -------       -------   |  -------
        Net cash used in                                           |
         investing ac-                                             |
         tivities.......     (23,776)       (4,253)         (208)  |  (33,019)
                             -------       -------       -------   |  -------
Cash flows from financ-                                            |
 ing activities:                                                   |
  Payment of long-term                                             |
   obligations..........      (3,124)          --            --    |      --
  Dividends paid........      (1,700)       (9,000)          --    |      --
  Net proceeds from is-                                            |
   suance of common                                                |
   stock................         --            --            --    |   46,806
  Repurchase of common                                             |
   stock................         --            --            --    |  (33,919)
  Issuance of common                                               |
   stock................         --            --            --    |   31,727
                             -------       -------       -------   |  -------
        Net cash                                                   |
         provided by                                               |
         (used in)                                                 |
         financing                                                 |
         activities.....      (4,824)       (9,000)          --    |   44,614
                             -------       -------       -------   |  -------
Net increase in cash and                                           |
 cash equivalents.......       1,018        24,200        10,218   |   14,438
Cash and cash equiva-                                              |
 lents, beginning.......         555         1,573        25,773   |   35,991
                             -------       -------       -------   |  -------
Cash and cash equiva-                                              |
 lents, ending..........     $ 1,573       $25,773       $35,991   |  $50,429
                             =======       =======       =======   |  =======
Non-cash investing and                                             |
 financing activity:                                               |
  Deferred gain on sale                                            |
   leaseback of customer                                           |
   support facility.....     $    --       $ 2,830       $    --   |  $    --
                             =======       =======       =======   |  =======
 Supplemental disclo-                                              |
  sures:                                                           |
  Interest paid.........     $   350       $   103       $    --   |  $    14
                             =======       =======       =======   |  =======
 Income taxes paid, net                                            |
  of refunds............     $   387       $ 3,481       $ 3,026   |  $ 7,661
                             =======       =======       =======   |  =======

          See accompanying notes to consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Reporting Entity and Principles of Consolidation

  Prior to March 31, 1997, Software AG Systems, Inc. and subsidiaries (the "Company") was a wholly owned subsidiary of Software AG, a German software company ("SAG"). As is more fully described in Note 2, on March 31, 1997, the Company consummated a recapitalization agreement under which the Company repurchased from SAG 24,750,000 shares of common stock, and certain senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the then outstanding common stock of the Company (the "Recapitalization").

  The consolidated financial statements include the accounts of Software AG Systems, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions between the Company and its wholly owned subsidiaries have been eliminated.

 Description of Operations

  The Company provides software products and professional services utilized by organizations to build and enhance enterprise-level applications. The Company's products are used for mission-critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems, and inventory management. The Company's business is focused on database management and applications development products. The Company markets and sells its software products and services, as well as third-party products, through direct and indirect channels in North America, South America, Japan and Israel.

 Revenue Recognition

  The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition.

  Product license revenues are recognized when there is an executed license agreement, the software and authorization code have been delivered, collectibility from the customer is probable, and there are no significant remaining obligations to the customer.

  Maintenance revenues, which include unspecified when-and-if deliverable software upgrades, user documentation, and technical support for software products, are deferred and recognized on a straight-line basis over the term of the maintenance agreement, generally one year.

  Customer training revenues and revenues from time and material type professional consulting and custom application contracts are recognized as the services are provided and the work is performed. Revenues from long-term fixed price professional consulting and custom application contracts are accounted for under the percentage of completion method. When estimates of costs, on long-term fixed price contracts, indicate a loss, such a loss is provided for currently.

  Sales of enterprise license agreements, which generally bundle a combination of products, technical services and professional consulting services, are accounted for according to their component parts using the criteria described above.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

 Cash Equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents consist of commercial paper and overnight repurchase agreements.

 Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are recorded at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful asset lives, generally 31.5 years for property and three to five years for equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the respective lease term or estimated useful asset lives.

 Intangible Assets

  Goodwill, which represents the excess of purchase price over fair market value of net assets acquired, and other intangible assets, are amortized on a straight-line basis over the expected periods to be benefited, generally 10 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the assets over the remaining lives can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

 Income Taxes

  The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to future years for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

 Foreign Currency Translation

  The local currencies of the Company's foreign subsidiaries are the functional currencies. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses relate to foreign currency denominated receivables recorded in the financial statements of the Company's US operations, and are reflected in income. There were no material foreign currency adjustments.

 Net Income per Common Share

  The Company reports earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share and has amended all previous earnings per share calculations. Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES sum of the weighted average number of common shares outstanding and all potential common shares which are dilutive. The following information is a reconciliation of the amounts used in these calculations:

                                         PREDECESSOR                  SUCCESSOR
                          ----------------------------------------- -------------
                              YEAR          YEAR      THREE MONTHS   NINE MONTHS
                              ENDED         ENDED         ENDED         ENDED
                          DEC. 31, 1995 DEC. 31, 1996 MAR. 31, 1997 DEC. 31, 1997
                          ------------- ------------- ------------- -------------
                            (IN THOUSANDS, EXCEPT FOR PER SHARE DOLLAR AMOUNTS)
Numerator:
  Net income............     $3,326        $6,209        $1,373    |   $5,338
                             ======        ======        ======    |   ======
Denominator:                                                       |
Basic:                                                             |
  Weighted average                                                 |
   shares outstanding...     27,500        27,500        24,338    |    25,119
Effect of dilutive secu-                                           |
 rities:                                                           |
  Stock options.........      1,556         1,556         1,556    |     1,566
                             ------        ------        ------    |    ------
Diluted:                                                           |
  Weighted average                                                 |
   shares outstanding --                                           |
   assuming dilution....     29,056        29,056        25,894    |    26,685
                             ======        ======        ======    |    ======
EPS:                                                               |
  Net income per common                                            |
   share................     $ 0.12        $ 0.23        $ 0.06    |    $ 0.21
  Net income per common                                            |
   share--assuming dilu-                                           |
   tion.................       0.11          0.21          0.05    |      0.20

 Stock Option Plan

  The Company accounts for issuance of stock options in accordance with Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1997 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 Financial Statement Presentation

  The historical financial information set forth in these consolidated financial statements for the periods ended, or as of the dates prior to March 31 1997 reflect the results of operations of the Company prior to the Recapitalization when the Company was a wholly owned subsidiary of SAG and is captioned as "Predecessor". The historical financial information subsequent to March 31, 1997 reflects the consolidated financial position and results of operations subsequent to the Recapitalization and is captioned as "Successor".


 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

  Certain amounts in 1996 and 1995 have been reclassified to conform to the fiscal 1997 presentation.

(2) RECAPITALIZATION OF THE COMPANY

  On March 31, 1997, the Company consummated the Recapitalization under which the Company repurchased from its former parent, SAG, 24,750,000 shares of common stock and sold 21,450,000 shares of common stock to Thayer and certain of the Company's senior managers. As a result of this change in control, the acquisition by Thayer and such managers was accounted for as a purchase business combination, and as such the fair value of the Company's assets and liabilities was recorded as of April 1, 1997.

  Prior to the consummation of the Recapitalization, the Company entered into a perpetual (unless otherwise terminated by the written agreement of the parties) cooperation agreement ("Cooperation Agreement") with SAG that terminated and superseded the license agreement dated January 1, 1995. As consideration for the Cooperation Agreement, the Company paid SAG approximately $22,600,000. Under the Cooperation Agreement, each of the Company and SAG are required to pay the other royalties of 24% of net revenues from sales of licenses of, and technical services on, each other's products for the initial 20 years of the perpetual term of the agreement. For calendar years 1997 through 2000, the Company is required to pay SAG minimum annual royalties of $21,000,000, provided that SAG's worldwide product and technical services revenues for each of those years are at least equal to SAG's 1996 worldwide revenues. In the event of a decrease in SAG's worldwide revenues, the minimum annual royalty requirement will be reduced proportionately.

  Pursuant to the Recapitalization, Thayer and certain of the Company's senior managers acquired approximately an 89% interest in the Company for approximately $31,500,000. The determination of fair value allocated to the identifiable assets and liabilities of the Company has been made by management based on the nature of the assets and liabilities acquired, and general economic factors. Based on this allocation, the fair value of the Company's Cooperation Agreement has been recorded at $23,500,000, based on an independent appraisal. The amortization period for the Cooperation Agreement is ten years. The fair value of the Company's remaining assets and liabilities has been presumed to be equal to the book value as of the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6,402,000 was recorded. Such goodwill is being amortized on a straight-line basis over ten years. At December 31, 1997, accumulated amortization on the Cooperation Agreement and the goodwill was $1,763,000 and $480,000, respectively.

(3) INITIAL PUBLIC OFFERING

  In September 1997, the Company's Board of Directors authorized the Company to file a Registration Statement on Form S-1 with the Securities and Exchange Commission permitting the Company to sell shares of its common stock to the public. The Company's Board of Directors also approved a 275-for-1 stock split which became effective on November 17, 1997. Common share and per share data in these consolidated financial statements have been retroactively adjusted to reflect such stock split. Additionally, the Company's Certificate of Incorporation was amended and restated to authorize an additional 20,000,000 shares of $0.01 par value common stock and an additional 11,250,000 shares of $0.01 par value preferred stock, for a total of 75,000,000 authorized shares of common stock and 25,000,000 authorized shares of $0.01 par value preferred stock. The Company had previously authorized 13,750,000 shares of $0.01 par value preferred stock on March 14, 1997.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  On November 21, 1997, 7,700,000 shares of the Company's common stock was sold to the public at $10 per share, of which 3,100,000 shares were sold by certain shareholders of the Company, and 4,600,000 shares were sold by the Company ("IPO"). On December 17, 1997, the Company and certain shareholders combined sold 1,155,000 shares of common stock at $10 per share to cover the over-allotment option exercised by the underwriters. The aggregate proceeds, net of underwriting discounts and commissions, to the Company and certain shareholders from these transactions were $48,151,000 and $34,201,000, respectively.

(4) ACQUISITION

  On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the common stock of R.D. Nickel and Associates, Inc. ("R.D. Nickel"). R.D. Nickel is a software company that has a family of application development products and that has been the exclusive distributor of SAG's products in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14,000,000 (US$10,130,000) was funded through a cash payment of Cdn$7,000,000 (US$5,065,000) and a note payable of Cdn$7,000,000 (US$5,065,000). The note payable was paid in November 1997 with the proceeds from the IPO.

  In connection with the transaction, the Company recorded a $6,051,000 non-recurring charge against earnings for in-process research and development costs. The remaining excess purchase price of $4,960,000 represents goodwill. The related amortization period for the goodwill is ten years.

  As of October 1, 1997, the operating results of R.D. Nickel have been consolidated with the Company's operating results.

  The R.D. Nickel acquisition was not determined to be significant to the operations or financial position of the Company; accordingly, the pro forma financial information has not been presented.

(5) CONCENTRATIONS OF CREDIT RISK AND FAIR VALUES OF FINANCIAL INSTRUMENTS

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to credit risk include accounts receivable, cash and cash equivalents. Management believes that credit risk related to the Company's accounts receivable is limited due to a large number of customers in differing industries and geographic areas. The Company does not require collateral for accounts receivable. Historically, the Company has not experienced significant losses on accounts receivable except in isolated situations. The Company maintains depository relationships with several banks. At times, the Company's cash deposits may exceed federally insured limits. Periodically, the Company invests excess cash in low risk, highly liquid repurchase agreements and other instruments through high credit quality financial institutions. The Company has not experienced any losses in its depository accounts or short-term investments and management believes that the Company is not exposed to any significant credit risks.

 Fair Value of Financial Instruments

  The carrying amounts of cash, accounts receivable, accounts payable, payable to SAG, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument, approximate fair value because of the short-term nature of these amounts.

  The carrying amount of installment accounts receivable, net of related deferred revenues approximates the fair value.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

(6) ACCOUNTS RECEIVABLE

  Total current and non-current accounts receivable (including installment) consist of the following:

                                                           PREDECESSOR SUCCESSOR
                                                           ----------- ---------
                                                            DEC. 31,   DEC. 31,
                                                              1996       1997
                                                           ----------- ---------
                                                              (IN THOUSANDS)
   Domestic...............................................   $73,924    $83,659
   International..........................................     9,381     13,448
   Less: allowance for doubtful accounts..................    (4,980)    (9,301)
                                                             -------    -------
                                                             $78,325    $87,806
                                                             =======    =======

 Installment Accounts Receivable

  Installment accounts receivable represent unbilled receivables from enterprise license agreements and other long-term and short-term contracts with deferred invoicing terms.

  Installment accounts receivable include:

                                                           PREDECESSOR SUCCESSOR
                                                           ----------- ---------
                                                            DEC. 31,   DEC. 31,
                                                              1996       1997
                                                           ----------- ---------
                                                              (IN THOUSANDS)
   Gross installment accounts receivable..................   $27,258    $35,172
   Less: unearned interest................................     1,003      1,806
                                                             -------    -------
                                                              26,255     33,366
   Less: current portion..................................    15,300     24,434
                                                             -------    -------
                                                             $10,955    $ 8,932
                                                             =======    =======

  The effective interest rate on the installment accounts receivable, net of related deferred revenues, at December 31, 1996 and 1997 was approximately 9%.

  At December 31, 1997, installment accounts receivable are scheduled to be invoiced as follows:

   YEARS ENDING DECEMBER 31,                                        AMOUNT
   -------------------------                                    --------------
                                                                (IN THOUSANDS)
   1998........................................................    $25,894
   1999........................................................      6,535
   2000........................................................      1,558
   2001........................................................      1,185
                                                                   -------
                                                                   $35,172
                                                                   =======

  In 1996 and 1997, the Company sold installment accounts receivable relating to certain enterprise license agreements and other long-term contracts to unrelated financing companies, receiving net proceeds of $28,448,000 and $24,314,000, respectively. The installment accounts receivable sold include those relating to product and license fees, technical services, and professional consulting services. Under the terms of the agreements with the financing companies, the Company continues to service the receivables sold, including invoicing and collection, and makes payments to the financing companies under pre-determined amortization schedules based on the scheduled invoicing dates of the receivables sold. The amortization schedules provide rates of return to the financing companies ranging from 8.5% to 8.9%.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  The agreements allow for substitution of contracts for early terminations and require the Company to repurchase contracts that cease to meet eligibility requirements, such as those contracts that become 90 days past due. At December 31, 1996 and 1997, the Company remained contingently liable under the recourse provisions for $44,801,000 and $47,927,000, respectively. The Company's allowance for doubtful accounts is maintained at a level that management believes is sufficient to cover potential losses under the recourse provisions on receivables sold.

  Under the terms of the agreements, the Company is required to maintain specified amounts of net worth and cash availability, and a debt to equity ratio that does not exceed a specified amount. If the Company fails to maintain these specified amounts, the financing companies may assume the servicing rights on receivables sold.

 Unbilled Services

  Unbilled services relate primarily to long-term professional consulting services and custom application contracts accounted for using the percentage of completion method. Billings on these contracts generally are tied to achieving specific milestones.

 Unbilled services include:

                                                           PREDECESSOR SUCCESSOR
                                                           ----------- ---------
                                                            DEC. 31,   DEC. 31,
                                                              1996       1997
                                                           ----------- ---------
                                                              (IN THOUSANDS)
Unbilled work in process..................................   $6,775     $ 9,524
Retainage.................................................    1,474       1,761
                                                             ------     -------
 .........................................................    8,249      11,285
Less: advance billings and prepayments....................    2,220         901
                                                             ------     -------
                                                             $6,029     $10,384
                                                             ======     =======

(7) PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                           PREDECESSOR SUCCESSOR
                                                           ----------- ---------
                                                            DEC. 31,   DEC. 31,
                                                              1996       1997
                                                           ----------- ---------
                                                              (IN THOUSANDS)
Computer equipment........................................   $18,138    $22,524
Leasehold improvements....................................     9,021      9,188
Furniture and other equipment.............................     7,713      8,162
                                                             -------    -------
                                                              34,872     39,874
Less: accumulated depreciation and amortization...........    25,949     29,797
                                                             -------    -------
                                                             $ 8,923    $10,077
                                                             =======    =======

  Depreciation and amortization for 1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997, was $3,733,000, $3,473,000,
$896,000 and $2,952,000, respectively.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

(8) SALE OF CUSTOMER SUPPORT FACILITY

  In 1996, the Company recorded a sale-leaseback transaction for its customer support facility. In connection with the sale, the Company realized a gain of $2,830,000, which was being recognized on a straight-line basis over the term of the related operating lease. In connection with the Recapitalization of the Company (Note 2) in March 1997, no value was recorded in the financial statements for this deferred gain.

(9) TRANSACTIONS WITH RELATED PARTY

 Royalties

  In 1994, the Company licensed and serviced SAG products under a pre-existing license agreement pursuant to which the Company was required to make payments to SAG based on a specified percentage of the net sales amount for licenses of, and technical services on, SAG's products. Effective January 1, 1995, the Company and SAG entered into a new license agreement whereby the Company was required to pay royalties of 24% of such net sales amounts. For 1995, 1996 and for the three months ended March 31, 1997, royalty expense related to SAG's products was $23,887,000, $26,058,000, and $5,683,000, respectively.

  Under the license agreement, SAG pays royalties to the Company on sales of the Company's products under the same terms. For 1995, 1996 and for the three months ended March 31, 1997, royalty revenues related to the Company's products were $295,000, $294,000 and $339,000, respectively.

  In connection with the Recapitalization (Note 2), the Company entered into the Cooperation Agreement under which the Company paid $23,595,000 of royalties to SAG and SAG paid royalties of $300,000 to the Company for the nine months ended December 31, 1997.

 Cost Reimbursements

  As an accommodation to SAG, the Company houses certain of SAG's product development and quality assurance personnel. SAG reimburses the Company for the costs incurred related to such product development and quality assurance activities. All intellectual property resulting from this work is the sole property of SAG. The reimbursements from SAG are netted against costs incurred and included in software product development costs in the statement of operations. Reimbursements for 1995, 1996, for the three months ended March 31, 1997 and for the nine months ended December 31, 1997 were $8,767,000, $15,931,000, $3,416,000 and $7,406,000, respectively.

 Notes Receivable/Payable

  In 1995, the Company loaned $20,000,000 to SAG, which originally was scheduled to be repaid in 2000. In 1996, the Company loaned an additional $10,000,000 to SAG, which originally was scheduled to be repaid in 2001. Interest at 6.5% and 7%, respectively, was payable quarterly on the 1995 and 1996 loans. In March 1997, the Company and SAG agreed to offset the entire balance of the notes receivable from SAG as of December 31, 1996 against the payable to SAG. Interest earned for 1995, 1996 and for the three months ended March 31, 1997 was $280,000, $1,590,000 and $333,000, respectively.

  The payable to SAG of $33,317,000 and $10,050,000 at December 31, 1996 and 1997, respectively, includes royalties due under the previous license agreement and under the Cooperation Agreement on sales of both product licenses and technical services, as well as net amounts due on other transactions between the Company and SAG. These amounts are non-interest bearing.

  In 1995, SAG loaned $2,500,000 to the Company, which was repaid during the year. Interest expense on this note was $119,000, computed at 8%.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

 Dividends

  In 1995 and 1996 the Company paid dividends of $1,700,000 and $9,000,000, respectively, to SAG, which at the time owned 100% of the outstanding common stock of the Company. No dividends were paid during 1997 to SAG and there are no plans for future dividend payments.

(10) INCOME TAXES

  Income tax expense consisted of:

                                                                                                PREDECESSOR         SUCCESSOR
                                                                                         -------------------------- ---------
                                                                                                            THREE     NINE
                                                                                           YEAR     YEAR    MONTHS   MONTHS
                                                                                          ENDED    ENDED    ENDED     ENDED
                                                                                         DEC. 31, DEC. 31, MAR. 31, DEC. 31,
                                                                                           1995     1996     1997     1997
                                                                                         -------- -------- -------- ---------
                                                                                                    (IN THOUSANDS)
Current expense:
  Federal...............................................................................  $1,744   $4,167   $1,196 | $6,226
  State.................................................................................     274      586      258 |  1,551
  Foreign...............................................................................     701      791      604 |  3,395
                                                                                          ------   ------   ------ | ------
                                                                                           2,719    5,544    2,058 | 11,172
                                                                                          ------   ------   ------ | ------
Deferred expense (benefit)                                                                                         |
  Federal...............................................................................    (265)  (1,136)    (959)| (2,560)
  State.................................................................................    (143)    (106)    (184)|   (481)
                                                                                          ------   ------   ------ | ------
                                                                                            (408)  (1,242)  (1,143)| (3,041)
                                                                                          ------   ------   ------ | ------
                                                                                          $2,311   $4,302   $  915 | $8,131
                                                                                          ======   ======   ====== | ======

  Income tax expense for 1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997, differed from the amounts computed by applying the U.S. federal income tax rate of 34%, 34%, 35% and 35%, respectively, to pretax income as a result of the following:

                                                                                                PREDECESSOR         SUCCESSOR
                                                                                         -------------------------- ---------
                                                                                                            THREE     NINE
                                                                                           YEAR     YEAR    MONTHS   MONTHS
                                                                                          ENDED    ENDED    ENDED     ENDED
                                                                                         DEC. 31, DEC. 31, MAR. 31, DEC. 31,
                                                                                           1995     1996     1997     1997
                                                                                         -------- -------- -------- ---------
                                                                                                    (IN THOUSANDS)
Computed "expected" tax expense.........................................................  $1,917   $3,573    $801  | $4,714
  Increase (reduction) in income taxes resulting from:                                                             |
  State income taxes, net of federal benefit............................................      86      314      48  |    696
  Expenses, principally meals and entertainment, not deductible.........................     277      224       6  |    209
  Amortization and write-off of intangibles.............................................     --       --       49  |  2,439
  Other, net............................................................................      31      191      11  |     73
                                                                                          ------   ------    ----  | ------
                                                                                          $2,311   $4,302    $915  | $8,131
                                                                                          ======   ======    ====  | ======

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of:

                                                         PREDECESSOR SUCCESSOR
                                                         ----------- ---------
                                                          DEC. 31,   DEC. 31,
                                                            1996       1997
                                                         ----------- ---------
                                                            (IN THOUSANDS)
Deferred tax assets arising from deductible temporary
 differences:
  Accrued compensation costs and other expenses.........   $1,533     $2,679
  Allowance for doubtful accounts.......................    1,879      3,617
  Depreciation and amortization.........................      917      1,473
  Deferred gain--installment method.....................    1,022      1,000
  Investments...........................................      --         642
                                                           ------     ------
                                                            5,351      9,411
Deferred tax liabilities arising from taxable temporary
 differences:
  Leases of product licenses............................      470        346
                                                           ------     ------
Net deferred income taxes...............................    4,881      9,065
Less: current portion, deferred tax assets..............    3,412      6,217
                                                           ------     ------
Non-current portion, deferred tax assets................   $1,469     $2,848
                                                           ======     ======

  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(11) RETIREMENT PLANS

  The Company has a retirement plan covering substantially all of its employees. This plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company matches employee contributions and may make additional contributions based on the Company's profitability. For 1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997, the Company's matching (and total) contributions were $1,789,000, $1,854,000, $696,000 and $1,190,000, respectively.

  The Company also has entered into deferred compensation agreements with certain key executives. Under these agreements, the executives are credited with annual pre-determined amounts and amounts based on bonuses received, and earn interest on the deferred amounts. Total deferrals, which are included in accrued payroll and employee benefits, were $1,504,000 and $1,068,000 at December 31, 1996 and 1997, respectively, net of loans of $558,000 and $1,164,000, respectively. The expense for these agreements was $653,000, $1,218,000, $150,000 and $160,000 for 1995, 1996, three months ended March 31,
1997 and nine months ended December 31, 1997, respectively. To assist in the funding of these agreements the Company has purchased corporate-owned life insurance on certain of these executives. The cash surrender value of these policies, which is included in other assets, was $668,000 and $764,000 at December 31, 1996 and 1997, respectively.

(12) STOCK OPTION PLAN

  The Company adopted the Software AG Systems, Inc. 1997 Stock Option Plan (the "Stock Option Plan") on April 29, 1997. The Stock Option Plan permits a maximum of 6,875,000 shares of common stock to be issued

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES pursuant to grants of stock options. Unless sooner terminated by the Company's Board of Directors, the Stock Option Plan will terminate on April 11, 2007. Pursuant to the Stock Option Plan, the exercise price per share shall not be less than the fair market value of each share at the date of grant. All options issued generally have vesting periods of zero to four years from the grant date and expire after the seventh anniversary from the date of grant. At December 31, 1997, 1,831,775 shares were available for grant under the Stock Option Plan.

  Following is a summary of activity under the Stock Option Plan for the year ended December 31, 1997:

                                                             PRICE PER SHARE
                                                          ----------------------
                                                                        WEIGHTED
                                                 SHARES       RANGE     AVERAGE
                                                --------- ------------- --------
Granted........................................ 5,069,900 $1.47 - 12.00  $4.66
Exercised......................................       --            --     --
Terminated/Forfeited...........................    26,675   1.47 - 9.60   2.90
                                                --------- -------------  -----
Balance, December 31, 1997..................... 5,043,225 $1.47 - 12.00  $5.02
                                                ========= =============  =====

  The following table summarizes information about the Stock Option Plan at December 31, 1997:

                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
      ---------------------------------------------      ------------------------------
                        WEIGHTED-
                         AVERAGE         WEIGHTED-                         WEIGHTED-
                        REMAINING         AVERAGE                           AVERAGE
        NUMBER         CONTRACTUAL       EXERCISE          SHARES          EXERCISE
      OUTSTANDING      LIFE (YRS)          PRICE         EXERCISABLE         PRICE
      -----------      -----------       ---------       -----------       ---------
      3,142,975           6.26             $1.47             1,100           $1.47
        744,975           6.61              9.60           592,625            9.60
        152,900           6.85             10.00               --              --
      1,002,375           6.73             12.00               --              --
      ---------           ----             -----           -------           -----
      5,043,225           6.42             $5.02           593,725           $9.58
      =========           ====             =====           =======           =====

  In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expenses recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to remain under APB No. 25 rules for stock options, under which no compensation cost has been recognized, and is required to provide pro forma disclosure of the net income and earnings per share that would have been had the Company adopted the new fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results for the nine months ended December 31, 1997:

Net income--as reported................................................. $5,338
Net income--pro forma................................................... $4,741
Earnings per share--as reported......................................... $ 0.21
Earnings per share (assuming dilution)--as reported..................... $ 0.20
Earnings per share--pro forma........................................... $ 0.19
Earnings per share (assuming dilution)--pro forma....................... $ 0.18

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997: dividend yield of zero percent: risk-free interest rate of 6%; expected volatility of 40%; expected lives ranging from two to six years; and a forfeitures rate of 2.9%. The weighted average fair value of options granted during the nine months ended December 31, 1997 was $1.97 per option.

  The full impact of calculating cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of four years.

(13) OPERATING LEASE COMMITMENTS

  The Company leases office space and equipment under operating lease agreements that expire at various dates through 2015.

  Future minimum rent payments under operating leases, net of aggregate rents of $5,116,000 expected to be received from subleasing of a portion of the customer support facility and another facility, at December 31, 1997, are:

YEARS ENDING DECEMBER 31,                         FACILITIES EQUIPMENT  TOTAL
-------------------------                         ---------- --------- -------
                                                         (IN THOUSANDS)
1998.............................................  $ 4,901    $2,002   $ 6,903
1999.............................................    5,596     1,592     7,188
2000.............................................    5,585       527     6,112
2001.............................................    5,311        41     5,352
2002.............................................    4,776        11     4,787
Thereafter.......................................   23,111       --     23,111
                                                   -------    ------   -------
                                                   $49,280    $4,173   $53,453
                                                   =======    ======   =======

  Facility rent expense for 1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997, was $6,105,000, $7,002,000 $1,722,000 and
$5,179,000, respectively. Rent expense includes the current year effect of determinable scheduled rent increases and initial rent abatement periods contained in certain of the Company's facility lease agreements.

  Equipment lease expense for 1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997, was $l,532,000, $1,678,000 $339,000 and $1,018,000, respectively.

  The Company's operating lease agreement for its customer support facility requires the Company to maintain minimum amounts of net worth and retained earnings. If the minimum amounts are not maintained, the Company will be required to post a $500,000 irrevocable letter of credit for each $2,000,000 shortfall, to be applied by the lessor in the event of default under the lease.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

(14) GEOGRAPHIC INFORMATION

  Net revenue, operating income, and identifiable assets by geographic area were as follows:

                                                                                            PREDECESSOR            SUCCESSOR
                                                                                   ------------------------------ -----------
                                                                                     YEAR     YEAR   THREE MONTHS NINE MONTHS
                                                                                    ENDED    ENDED      ENDED        ENDED
                                                                                   DEC. 31, DEC. 31,   MAR. 31,    DEC. 31,
                                                                                     1995     1996       1997        1997
                                                                                   -------- -------- ------------ -----------
                                                                                                 (IN THOUSANDS)
Revenue
  U.S. operations................................................................. $130,997 $129,879   $ 30,424    $116,378
  Canadian operations.............................................................      --       --         --        3,861
  Mexican operations..............................................................      --       --         --        4,507
  Other operations................................................................   21,565   26,961      4,217      23,329
  Intercompany elimination........................................................      --       --         --       (1,492)
                                                                                   -------- --------   --------    --------
    Total revenue................................................................. $152,562 $156,840   $ 34,641    $146,583
                                                                                   ======== ========   ========    ========
Income (loss) from operations
  U.S. operations................................................................. $  3,188 $  5,281   $  1,310      18,732
  Canadian operations.............................................................      --       --         --       (5,129)
  Mexican operations..............................................................      --       --         --       (1,151)
  Other operations................................................................      --       --         --          --
                                                                                   -------- --------   --------    --------
    Total operating income........................................................ $  3,188 $  5,281   $  1,310    $ 12,452
                                                                                   ======== ========   ========    ========
Identifiable assets
  U.S. operations................................................................. $125,612 $158,088   $127,749    $187,892
  Canadian operations.............................................................      --       --         --        9,143
  Mexican operations..............................................................      --       --         --        1,538
  Other operations................................................................      --       --         --          --
  Intercompany elimination........................................................      --       --         --       (2,447)
                                                                                   -------- --------   --------    --------
    Total identifiable assets..................................................... $125,612 $158,088   $127,749    $196,126
                                                                                   ======== ========   ========    ========

  Canadian operations include one subsidiary, R.D. Nickel, which was acquired in September 1997. Mexican operations include one subsidiary located in Mexico. The Company's Mexican operations commenced in 1996 and operated as a branch office until it became a wholly owned subsidiary in May 1997. Other operations include royalty revenue from international distributors.

  Royalty revenues from international distributors are as follows:

                                                                                                PREDECESSOR         SUCCESSOR
                                                                                         -------------------------- ---------
                                                                                                            THREE     NINE
                                                                                           YEAR     YEAR    MONTHS   MONTHS
                                                                                          ENDED    ENDED    ENDED     ENDED
                                                                                         DEC. 31, DEC. 31, MAR. 31, DEC. 31,
                                                                                           1995     1996     1997     1997
                                                                                         -------- -------- -------- ---------
                                                                                                    (IN THOUSANDS)
Japan................................................................................... $ 8,607  $ 9,207   $  971   $10,481
Brazil..................................................................................   5,931    7,000    1,500     7,500
Canada..................................................................................   3,981    4,640      805     2,026
Other...................................................................................   3,046    6,114      941     3,322
                                                                                         -------  -------   ------   -------
Total royalty revenues from international distributors.................................. $21,565  $26,961   $4,217   $23,329
                                                                                         =======  =======   ======   =======

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  Royalty revenues from international distributors included in software license fees and maintenance fees on the consolidated statements of operations were approximately $13,316,000 and $8,249,000, respectively, in 1995, $16,982,000 and $9,979,000, respectively, in 1996, $2,331,000 and $1,886,000, respectively, for the three months ended March 31, 1997, and $16,105,000 and $7,224,000, respectively, for the nine months ended December 31, 1997. Royalties from Canada includes royalties received from R.D. Nickel prior to the acquisition in September 1997.

  Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length, and in accordance with the rules and regulations of the respective governing tax authorities.

(15) OTHER INCOME AND EXPENSE, NET

  Other income and expense, net, on the consolidated statements of operations primarily includes interest income of $1,406,000 in 1995; interest income of $2,914,000 and gain on sale of other assets of $1,000,000 in 1996; interest income of $779,000 for the three months ended March 31, 1997; and interest income of $728,000 for the nine months ended December 31, 1997.

(16) CONTINGENCIES

  The Company is involved in various claims and legal proceedings of a nature considered normal to its business, primarily relating to product and contract performance issues, and employee termination matters. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they will have a material adverse effect on the Company's financial position or results of operations.

(17) NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the reporting and display of comprehensive income and its components in the financial statements. Upon its adoption the Company will be required to reclassify previously reported annual and interim financial statements.

  In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for annual periods ending after December 15, 1997. SFAS No. 131 established standards for the way public business enterprises are to report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which supersedes statement of Position 91-1, "Software Revenue Recognition". SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling leasing or otherwise marketing computer software, and is effective for transactions entered into in fiscal years beginning after December 15, 1997.

  The Company does not expect that the adoption of these new accounting standards will have a material effect on the Company's financial position or results of operation.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized financial data by quarters is as follows:

                                                 PREDECESSOR
                                   --------------------------------------------
                                              THREE MONTHS ENDED
                                   --------------------------------------------
                                   MAR. 31,    JUNE 30,    SEPT. 30,  DEC. 31,
                                     1996        1996         1996      1996
                                   ---------   ---------   ---------- ---------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..........................  $  32,286   $  37,109    $  41,126 $  46,319
Gross profit.....................     15,434      20,151       21,276    27,008
Net income (loss)................       (212)       (623)       2,745     4,299
Net income (loss) per share......       (.01)       (.02)        0.10      0.16
Net income (loss) per
 share-assuming dilution.........  $    (.01)  $    (.02)   $    0.09 $    0.15

                                       PREDECESSOR           SUCCESSOR
                                       ------------ ---------------------------
                                       THREE MONTHS
                                          ENDED         THREE MONTHS ENDED
                                       ------------ ---------------------------
                                         MAR. 31,   JUNE 30, SEPT. 30, DEC. 31,
                                           1997       1997     1997      1997
                                       ------------ -------- --------- --------
Revenue...............................   $34,641    $42,947   $46,729  $56,907
Gross profit..........................    17,127     22,845    23,748   31,264
Net income (loss).....................     1,373      2,151    (3,227)   6,414
Net income (loss) per share...........      0.06       0.09     (0.13)    0.24
Net income (loss) per share-assuming
 dilution.............................   $  0.05    $  0.08   $ (0.13) $  0.23

(19) SUBSEQUENT EVENTS

  On February 19, 1998, the Company's Board of Directors approved a qualified employee stock purchase plan ("ESPP") and authorized the issuance of 1,500,000 shares of common stock, for purchase pursuant to the ESPP. The ESPP is to commence on June 1, 1998. Under the terms of the ESPP, employees may contribute, through payroll deduction, up to 15% of eligible compensation to purchase stock with the limitation of $25,000 annually in fair market value of the shares. Employees may elect to withdraw from the ESPP at any time during the two six months offering periods which are December to May and June to November and have their contribution for the period returned to them. Also, employees may elect to change the rate of contribution only once during the offering periods. The price at which employees may purchase shares is 85% of the lower of the fair market value of the stock at the beginning or end of the six months offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. ESPP is subject to stockholders approval which will be voted at the annual Shareholders' meeting to be held on May 18, 1998.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  The consolidated financial statements and schedule of the Company as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997 have been included in this Annual Report on Form 10-K.

  On July 11, 1997, the Company retained KPMG Peat Marwick LLP to act as its independent public accountants and informed the prior auditors, Gocial & Company, P.C., the Company's independent accountants since January 1992, of its decision. In connection with the prior auditors' audit of the consolidated financial statements for the years ended December 31, 1995 and 1996, there were no disagreements with the Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The prior auditors' report on the Company's consolidated financial statements for the years ended December 31, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change was approved by the Board of Directors of the Company. The Company has provided the prior auditors with a copy of the disclosure in this section of the Annual Report on Form 10-K.

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information concerning the directors and executive officers of the Company is set forth in the Proxy Statement dated April 13, 1998 in connection with the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Proposal No. 1--Election of Directors", which information is incorporated herein by reference. Information concerning compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such section is set forth in the Proxy Statement under the heading "Section 16 (a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

 ITEM 11. EXECUTIVE COMPENSATION.

  Information concerning compensation of the Company's named executive officers and directors is set forth in the Proxy Statement under the heading "Proposal No. 1--Election of Directors--Executive Compensation", which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Executive Compensation--Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "--Stock Performance Chart" is not incorporated by reference herein.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Proposal No. 1--Election of Directors--Certain Relationships and Transactions", and "--Transactions and Legal Actions Involving Directors and Management", which information is incorporated herein by reference.

                                    PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. The following consolidated financial statements are included in Part II,
       Item 8 of this report:
       Report of Independent Auditors
       Consolidated Balance Sheet--December 31, 1996 and 1997
       Consolidated Statements of Operations--For the years ended December 31,
          1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997
       Consolidated Statements of Stockholders' Equity--For the years ended
          December 31, 1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997
       Consolidated Statements of Cash Flows--For the years ended December 31,
          1995, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997
       Supplementary Financial Information

    2. The following financial statement schedule is filed as a part of this Annual Report:

       Financial statement schedule covered by report of Independent Auditors:
          Schedule II--Valuation and Qualifying Accounts, as of and for the three years in the period ended December 31, 1997.
       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable.

    3. Exhibits

    3.1 Second Amended and Restated Certificate of Incorporation of the Registrant*
    3.2   Second Amended and Restated Bylaws of the Registrant*
    4     Specimen Common Stock Certificate of the Registrant*
   10.1 Recapitalization Agreement among Software AG, Software AG Systems, Inc., Thayer Equity Investors III, L.P. and certain Managers of Software AG Systems, Inc. (dated as of March 18, 1997)*
   10.2 Cooperation Agreement between Software AG and Software AG Americas, Inc. (dated as of March 31, 1997)*
   10.3 Share Purchase Agreement among Software AG Americas, Inc., Software AG (Canada), Inc., Robert D. Nickel and Caelum Investments, Inc. (dated as of September 26, 1997)*
   10.4 Memorandum of Understanding between Daniel F. Gillis and Software AG Systems, Inc. (dated as of April 24, 1997)*
   10.5 Memorandum of Understanding between Harry K. McCreery and Software AG Americas, Inc. (dated as of December 16, 1996)*
   10.6 Memorandum of Understanding between Derek M. Brigden and Software AG Americas, Inc. (dated as of December 13, 1996)*
   10.7 Memorandum of Understanding between James H. Daly and Software AG Americas, Inc. (dated as of December 18, 1996)*
   10.8 Memorandum of Understanding between Thomas E. Gorley and Software AG Americas, Inc. (dated as of August 22, 1996)*
   10.9   Software AG Systems, Inc. 1997 Stock Option Plan, as amended**
   10.10 Management and Consulting Agreement between TC Management LLC and Software AG Americas, Inc. (dated as of April 1, 1997)*
   10.11 Deferred Compensation Agreement between Daniel F. Gillis and Software AG Americas, Inc. (dated as of July 1, 1995), as amended*
   10.12 Deferred Compensation Agreement between James H. Daly and Software AG Americas, Inc. (dated as of January 1, 1993), as amended*
   10.13 Deferred Compensation Agreement between Harry K. McCreery and Software AG Americas, Inc. (dated as of January 1, 1991), as amended*
   10.14 Administrative Services Agreement between Software AG and Software AG Americas, Inc. (dated as of March 31, 1997), as amended*

   10.15   Registration Rights Agreement between Software AG Systems, Inc. and
           Thayer Equity Investors III, L.P. (dated as of September 26, 1997)*
   10.16   Subscription Agreement between Timothy L. Hill and Software AG Systems,
           Inc., (dated as of August 22, 1997), as amended*
   10.17   Shareholders Agreement among Software AG Systems, Inc., Thayer Equity
           Investors III, L.P. and certain shareholders of Software AG Systems,
           Inc. (dated as of April 1, 1997)*
   10.18   Promissory Note made by Daniel F. Gillis (effective date March 24,
           1997)*
   10.19   Promissory Note made by Harry K. McCreery (effective date March 24,
           1997)*
   10.20   Promissory Note made by James H. Daly (effective date March 24, 1997)*
   10.21   Promissory Note made by Harry K. McCreery (effective date August 9,
           1996)*
   10.22   Promissory Note made by James H. Daly (effective date August 9, 1996)*
   11      Computations of Earnings per Share***
   16      Letter regarding Change in Certifying Accountant*
   21      Subsidiaries of the Registrant*
   23      Consent of KPMG Peat Marwick LLP***
   24      Powers of Attorney***
   27      Financial Data Schedule***

--------
  * Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-36567) and incorporated herein by reference.
 ** Previously filed as an exhibit to the Company's Registration Statement on
       Form S-8 (File No. 333-44687) and incorporated herein by reference. *** Filed herewith.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Software AG Systems, Inc.

                                                   /s/ Daniel F. Gillis
                                         By: ----------------------------------
                                               DANIEL F. GILLIS DIRECTOR,
                                             PRESIDENT AND CHIEF EXECUTIVE
                                                        OFFICER
DATE: MARCH 30, 1998                         (PRINCIPAL EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                      TITLE                 DATE

        /s/ Daniel F. Gillis
By: --------------------------------  Director, President     March 30, 1998
          DANIEL F. GILLIS             andChief Executive
                                       Officer (Principal
                                       Executive Officer)

       /s/ Harry K. McCreery            Vice President,       March 30, 1998
By: --------------------------------  Treasurer and Chief
         HARRY K. MCCREERY             Financial Officer
                                           (Principal
                                         Financial and
                                      Accounting Officer)

                 *                      Chairman of the       March 30, 1998
By: ________________________________   Board of Directors
         CARL J. RICKERTSEN

                 *                          Director          March 30, 1998
By: ________________________________
        DR. PHILIP S. DAUBER

                 *                          Director          March 30, 1998
By: ________________________________
         DR. ERWIN KOENIGS

                 *                          Director          March 30, 1998
By: ________________________________
         EDWARD E. LUCENTE

                 *                          Director          March 30, 1998
By: ________________________________
         DR. PAUL G. STERN

       /s/ Harry K. McCreery
*By:--------------------------------
 HARRY K. MCCREERY ATTORNEY-IN-FACT

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                      ADDITIONS
                           BALANCE AT CHARGED TO              BALANCE
                           BEGINNING  COSTS AND  DEDUCTIONS    AT END
       DESCRIPTION         OF PERIOD   EXPENSES  WRITE-OFFS  OF PERIOD
       -----------         ---------- ---------- ----------  ----------
PREDECESSOR:
1/1/95 - 12/31/95
  Allowance for Doubtful
   Accounts............... $4,069,591 $2,331,608 $1,635,681  $4,765,518
1/1/96 - 12/31/96
  Allowance for Doubtful
   Accounts...............  4,765,518  1,298,361  1,083,575   4,980,304
1/1/97 - 3/31/97
  Allowance for Doubtful
   Accounts...............  4,980,304    204,406   (138,274)  5,322,984

-----------------------------------------------------------------------

SUCCESSOR:
4/1/97 - 12/31/97
  Allowance for Doubtful
   Accounts............... $5,322,984 $4,964,967   $987,355  $9,300,596