Form 10-Q
period 1998-03-31
SOFTWARE AG SYSTEMS INC
filed 1998-04-21
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NO.  001-13609

                           SOFTWARE AG SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

             Delaware                                   54-1167173
             --------                                   ----------
(State or other jurisdiction of
incorporation  or  organization)           (I.R.S. employer identification no.)

                          11190 Sunrise Valley Drive
                            Reston, Virginia  20191
                            -----------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (703) 860-5050

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                               ON  WHICH REGISTERED
     -------------------                               --------------------
 Common Stock, $0.01 par value                        New York Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   [X]     No [_]

     As of April 13, 1998, 29,531,391 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

ITEM                                                                                                               PAGE
----                                                                                                               ----
                                  P A R T  I

1. Financial Statements:

     Condensed Consolidated Balance Sheets as of December 31, 1997 and March 31,1998.............................   3
     Condensed Consolidated Statements of Operations for the three months ended March 31,
       1997 and 1998.............................................................................................   4
     Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
       1997 and 1998.............................................................................................   5
     Notes to Condensed Consolidated Financial Statements........................................................   6

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   9


                                  P A R T  II

5. Other Information.............................................................................................  12

6. Exhibits and Reports on Form 8-K..............................................................................  12

ITEM 1.    FINANCIAL STATEMENTS

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                             Dec. 31,          Mar. 31,
                                                                                               1997              1998
                                                                                          -------------      ------------
Assets                                                                                                        (Unaudited)
Current:
  Cash and cash equivalents..............................................................  $      50,429      $     50,276
  Accounts receivable:
     Invoiced and currently due..........................................................         40,212            27,816
     Advanced billings on maintenance....................................................         10,287             7,281
     Unbilled services...................................................................         10,384            13,894
     Installment.........................................................................         24,434            33,574
     Other...............................................................................          2,858             5,466
     Less: allowance for doubtful accounts...............................................         (9,301)           (9,383)
                                                                                           -------------      ------------
        Total accounts receivable........................................................         78,874            78,648

  Current portion of deferred income taxes...............................................          6,217             6,217
  Prepaid expenses.......................................................................          1,371             2,679
  Other current assets...................................................................          2,663             3,343
                                                                                           -------------      ------------
        Total current assets.............................................................        139,554           141,163

Cooperation agreement, net of accumulated amortization...................................         21,737            21,150
Installment accounts receivable, net of current portion..................................          8,932            12,273
Property, equipment and leasehold improvements, net of accumulated depreciation
 and amortization........................................................................         10,077            10,415
Deferred income taxes....................................................................          2,848             2,848
Goodwill, net of accumulated amortization................................................         11,286            10,988
Other assets.............................................................................          1,692               763
                                                                                           -------------      ------------
        Total assets.....................................................................  $     196,126      $    199,600
                                                                                           =============      ============
Liabilities and Stockholders' Equity
Current:
     Accounts payable....................................................................  $       8,545      $      8,419
     Accrued payroll and employee benefits...............................................         10,170             7,234
     Payable to SAG......................................................................         10,050             8,591
     Income taxes payable................................................................          1,752             3,337
     Other current liabilities...........................................................          4,274             5,219
     Current portion of deferred revenues, net of deferred royalties.....................         42,711            42,934
                                                                                           -------------      ------------
        Total current liabilities........................................................         77,502            75,734

Deferred revenues, net of deferred royalties.............................................         28,806            28,623
                                                                                           -------------      ------------
       Total liabilities.................................................................        106,308           104,357

Stockholders' equity.....................................................................         89,818            95,243
                                                                                           -------------      ------------
       Total liabilities and stockholders' equity........................................  $     196,126      $    199,600
                                                                                           =============      ============

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except per share dollar amounts)

                                                                           Predecessor         Successor
                                                                          -------------       ------------
                                                                           Three Months       Three Months
                                                                               Ended              Ended
                                                                              Mar. 31,           Mar. 31,
                                                                                1997              1998
                                                                          -------------       ------------
                                                                                               (Unaudited)
Revenues:
  Software license fees................................................  $        7,341     $        21,649
  Maintenance fees.....................................................          17,352              19,800
  Professional services fees...........................................           9,948              14,414
                                                                         --------------     ---------------
     Total revenues....................................................          34,641              55,863
                                                                         --------------     ---------------
Cost of revenues:
  Software license.....................................................           2,098               5,670
  Maintenance..........................................................           6,205               7,057
  Professional services................................................           9,211              11,501
                                                                         --------------     ---------------
     Total cost of revenues............................................          17,514              24,228
                                                                         --------------     ---------------
Gross profit...........................................................          17,127              31,635
                                                                         --------------     ---------------
Operating expenses:
  Software product development.........................................              --                 755
  Sales and marketing..................................................           7,317              11,873
  Administrative and general...........................................           8,500              10,805
                                                                         --------------     ---------------
     Total operating expenses..........................................          15,817              23,433
                                                                         --------------     ---------------
Income from operations.................................................           1,310               8,202
Other income and expense, net..........................................             978                 906
                                                                         --------------     ---------------
Income before income taxes.............................................           2,288               9,108
Income tax provision...................................................             915               3,718
                                                                         --------------     ---------------
Net income.............................................................  $        1,373     $         5,390
                                                                         ==============     ===============
Net income per common share............................................  $         0.06     $          0.18
                                                                         ==============     ===============
Net income per common share-assuming dilution..........................  $         0.05     $          0.17
                                                                         ==============     ===============

Shares used in computing net income per common share:
  Net income per common share..........................................          24,338              29,517
  Net income per common share-assuming dilution........................          25,894              31,491

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                            Predecessor         Successor
                                                                           -------------      -------------
                                                                            Three Months      Three  Months
                                                                               Ended             Ended
                                                                              Mar. 31,          Mar. 31,
                                                                               1997              1998
                                                                           -------------      ------------
                                                                                              (Unaudited)
Cash flows from operating activities:
  Net income.............................................................  $       1,373      $       5,390
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................            941              2,070
    Gain on sales of property and equipment..............................            ---                (22)
    Deferred gain........................................................            (36)               ---
    Write-off of investment..............................................            ---                848
    Compensation expense on options granted..............................            ---                194
    Changes in operating accounts........................................          8,148             (7,044)
                                                                           -------------      -------------
            Net cash provided by operating activities....................         10,426              1,436
                                                                           -------------      -------------

Cash flows from investing activities:
  Additions to property, equipment and leasehold improvements............           (208)            (1,523)
  Proceeds from sales of property and equipment..........................            ---                 22
                                                                           -------------      -------------
            Net cash used in investing activities........................           (208)            (1,501)
                                                                           -------------      -------------

Cash flows from financing activities:
  Proceeds from stock options exercised..................................            ---                 12
  Adjustment to expenses relating to initial public offering.............            ---               (100)
                                                                           -------------      -------------
            Net cash used in  financing activities.......................            ---                (88)
                                                                           -------------      -------------

Net increase (decrease) in cash and cash equivalents.....................         10,218               (153)
Cash and cash equivalents, beginning.....................................         25,773             50,429
                                                                           -------------      -------------
Cash and cash equivalents, ending........................................  $      35,991      $      50,276
                                                                           =============      =============

     See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Software AG Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

     Prior to March 31, 1997, Software AG Systems, Inc. and subsidiaries (the "Company") was a wholly owned subsidiary of Software AG, a German software company ("SAG"). As is more fully described in Note 3, on March 31, 1997, the Company consummated a recapitalization agreement under which the Company repurchased from SAG 24,750,000 shares of common stock, and certain senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the then outstanding common stock of the Company
(the "Recapitalization").   The Company's results of operations for the three
months ended March 31, 1997 are based on operations which occurred prior to the Recapitalization and are not comparable with the results of operations for the three months ended March 31, 1998.

(2)    ACCOUNTING POLICIES

Revenue Recognition

     On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") which superseded Statement of Position 91-1, "Software Revenue Recognition." SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material impact on the Company's revenue recognition policies.

     Software license revenues for an arrangement to deliver software that does not require significant production, modification or customization of software is recognized when there is an executed license agreement, the software and authorization code have been delivered, the fee is fixed or determinable, and collectibility is probable.

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

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

     Sales of enterprise license agreements, generally bundle a combination of products, technical services and professional consulting services. In accordance with SOP 97-2, these elements are unbundled for revenue recognition purposes, and are accounted for according to their component parts using the criteria described above.

Net Income per Common Share

     The Company reports earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share. Basic earnings per share is based on income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common stockholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares which are dilutive. The following information is a reconciliation of the amounts used in these calculations:

                                                                      Predecessor         Successor
                                                                     -------------     --------------
                                                                      Three Months      Three Months
                                                                         Ended             Ended
                                                                        Mar. 31,          Mar. 31,
                                                                          1997              1998
                                                                     -------------     --------------
                                                                                         (Unaudited)
                                                               (in thousands, except for per share dollar amounts)
Numerator:
   Net income....................................................    $       1,373     $        5,390
                                                                     =============     ==============
Denominator:
Basic:
   Weighted average shares outstanding...........................           24,338             29,517
Effect of dilutive securities:
   Stock options.................................................            1,556              1,974
                                                                     -------------     --------------
Diluted:
   Weighted average shares outstanding-assuming dilution.........           25,894             31,491
                                                                     =============     ==============
EPS:
   Net income per common share...................................    $        0.06     $         0.18
                                                                     =============     ==============
   Net income per common share-assuming dilution.................    $        0.05     $         0.17
                                                                     =============     ==============

(3)    RECAPITALIZATION OF THE COMPANY

     On March 31, 1997, the Company consummated the Recapitalization under which the Company repurchased from its former parent, SAG, 24,750,000 shares of its common stock and sold 21,450,000 shares of its common stock to Thayer and certain of the Company's senior managers. As a result of this change in control, the acquisition by Thayer and such managers was accounted for as a purchase business combination, and as such the fair value of the Company's assets and liabilities was recorded as of April 1, 1997.

     Prior to the consummation of the Recapitalization, the Company entered into a perpetual and exclusive (unless otherwise terminated by the written agreement of the parties) cooperation agreement ("Cooperation Agreement") with SAG that terminated and superseded the license agreement dated January 1, 1995. As consideration for the Cooperation Agreement, the Company paid SAG approximately $22,600,000. Under the Cooperation Agreement, each of the Company and SAG are required to pay the other royalties of 24% of net revenues from sales of licenses of, and technical services on, each other's products for the initial 20 years of the perpetual term of the agreement. For calendar years 1997 through 2000, the Company is required to pay SAG minimum annual royalties of $21,000,000, provided that SAG's worldwide product and technical services revenues for each of those years are at

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES least equal to SAG's 1996 worldwide revenues. In the event of a decrease in SAG's worldwide revenues, the minimum annual royalty requirement will be reduced proportionately.

     Pursuant to the Recapitalization, Thayer and certain of the Company's senior managers acquired approximately 89% of the then outstanding common stock of the Company for approximately $31,500,000. The determination of fair value allocated to the identifiable assets and liabilities of the Company has been made by management based on the nature of the assets and liabilities acquired, and general economic factors. Based on this allocation, the fair value of the Company's Cooperation Agreement has been recorded at $23,500,000, based on an independent appraisal. The amortization period for the Cooperation Agreement is ten years. The fair value of the Company's remaining assets and liabilities has been presumed to be equal to the book value as of the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6,402,000 was recorded. Such goodwill is being amortized on a straight-line basis over ten years. At March 31, 1998, accumulated amortization on the Cooperation Agreement and the goodwill was $2,350,000 and $640,000, respectively.

(4)    ACQUISITION

     On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the common stock of R.D. Nickel and Associates, Inc. ("R.D. Nickel") by merging R.D. Nickel with and into Software AG Systems (Canada) Inc., a wholly owned subsidiary of SAG Systems (Canada) Holdings Ltd. (a 90% owned subsidiary of the Company and a 10% owned subsidiary of Software AG Americas, Inc.) ("Software AG (Canada)"), with Software AG (Canada) as the surviving entity. Software AG (Canada) is a software company that develops, licenses and supports a family of application development products. Additionally, R.D. Nickel served as the exclusive distributor of the Company's products in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14,000,000 (US$10,130,000) was funded through a cash payment of Cdn$7,000,000 (US$5,065,000) and a note payable of Cdn$7,000,000 (US$5,065,000).
The note payable was paid in November 1997 with the proceeds from the IPO.

     In connection with the transaction, the Company recorded a $6,051,000 non-recurring charge against earnings for in-process research and development costs in September 1997. The remaining excess purchase price of $4,960,000 represents goodwill. The related amortization period for the goodwill is ten years. At March 31, 1998, accumulated amortization on the goodwill was $250,000.

     As of October 1, 1997, the operating results of R.D. Nickel have been consolidated with the Company's operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES

     Total Revenues. The Company's revenues are currently derived from fees from licensing the Company's software products, fees for providing maintenance to customers which have licensed the Company's software products and fees from professional services. The Company's total revenues were $55.9 million and $34.6 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 61%.

     Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise development and enterprise enablement products. Software license fees were $21.6 million and $7.3 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 195%. This increase was primarily attributable to the reorganization of the direct sales force at the beginning of 1997. As a result of this reorganization, the Company has experienced increased acceptance of ELAs by its customer base. For the three months ended March 31, 1998, the Company entered into 13 ELAs, compared to 4 ELAs for the three months ended March 31, 1997.

     Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support to customers which have licensed the Company's enterprise development and enterprise enablement products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed product. Maintenance fees were $19.8 million and $17.4 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 14%. This increase was primarily attributable to the effect of price increases, combined with an increase in the maintenance base from the sale of new software licenses.

     Professional Services Fees. The Company's professional service fees are derived primarily from work performed by the Company on behalf of customers who have licensed the Company's software products. Professional services fees were $14.4 million and $9.9 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 45%. This increase was primarily attributable to the Company's year 2000 program, which began in 1997 and contributed $4.6 million of professional services fees for the three months ended March 31, 1998 compared to $0.8 million for the three months ended March 31, 1997.

COST OF REVENUES

     Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $5.7 million and $2.1 million for the three months ended March 31, 1998 and 1997, respectively, representing 26% and 29% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage decrease was primarily due to a shift in product mix since royalty rates on third-party products range from 24% to 40%.

     Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $7.1 million and $6.2 million for the three months ended March 31, 1998 and 1997, respectively, representing 36% of maintenance fees for each respective period. The increase in dollar amount was primarily attributable to the increase in sales of software licenses.

     Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review.

Professional services costs were $11.5 million and $9.2 million for the three months ended March 31, 1998 and 1997, respectively, representing 80% and 93% of professional services fees for each respective period. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources.

OPERATING EXPENSES

     Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $0.8 million for the three months ended March 31, 1998 representing 3% of software license fees. There were no software product development expenses for the three months ended March 31, 1997. Prior to the Recapitalization, the Company's ability to invest in software product development was constrained. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $11.9 million and $7.3 million for the three months ended 1998 and 1997, respectively, representing 21% of total revenues for both respective periods. The increase in dollar amount was primarily due to several new marketing programs implemented in 1998.

     Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $10.8 million and $8.5 million for the three months ended March 31, 1998 and 1997, respectively, representing 19% and 25% of total revenues for each respective period. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent company, amortization expenses relating to the goodwill resulting from the Recapitalization on March 31, 1997 and the R.D. Nickel acquisition on September 1997, as well as amortization of the Cooperation Agreement and write-off of certain short-term investments.

OTHER

     Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short term investments and long term customer contracts carried by the Company, and miscellaneous income, offset in part by interest expense associated with equipment financing. Interest and investment income net of expenses, was $0.9 million and $1.0 million for the three months ended March 31, 1998 and 1997, respectively. This slight decrease was primarily attributable to the interest income recorded in 1997 on $30.0 million in loans made to SAG which was offset against payables due SAG in March 1997 prior to the Recapitalization. This decrease was offset by the increase in the interest income from investments in 1998 compared to 1997.

     Income Tax Provision. The income tax provision was $3.7 million and $0.9 million for the three months ended March 31, 1998 and 1997, respectively, resulting in effective tax rates of 40.8% and 40.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1988, when the Company became a wholly owned subsidiary of SAG, the Company has financed its operations principally through cash flow from operating activities. In order to meet its short term cash needs and to pay dividends to SAG, the Company began to periodically sell long term customer receivable contracts. Sales of long term customer receivable contracts increased in subsequent years in order to meet SAG's directives and in connection with the Recapitalization. Net cash provided by operating activities was $1.4 million and $1.5 million (excluding $8.9 million of proceeds from the sales of accounts receivable) for the three months ended March 31, 1998 and 1997, respectively.

     Investing activities used net cash of $1.5 million and $0.2 million for the three months ended March 31, 1998 and 1997, respectively, primarily to fund capital expenditures needed to support expansion of the Company's business.

     Financing activities used net cash of $0.1 million for the three months ended March 31, 1998, primarily due to additional payments made for costs incurred in connection with the initial public offering. There were no financing activities for the three months ended March 31, 1997.

     The Company has no long term debt, and as of March 31, 1998 and December 31, 1997, had $50.3 million and $50.4 million in cash and cash equivalents, respectively. The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts. These transactions are treated as sales by the Company as the economic interest in the contract is transferred to the buyer. As of March 31, 1998 and December 31, 1997, the Company remained contingently liable under the recourse provisions associated with these sales in the amount of $42.8 Million and $47.9 Million, respectively.

     The Company's international distributors report to and pay the Company in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented less than 3% of total revenues since that time. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were approximately 7% of total revenues since the acquisition. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

     The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

     The Company believes that its existing cash balances, funds generated from operations and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no material capital commitments or planned expenditures as of March 31, 1998.

SAFE HARBOR PROVISION FOR FORWARD-LOOKING STATEMENTS

     The statements contained in this report include forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current knowledge, beliefs, expectations and specific assumptions with respect to future business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to, significant quarterly and other fluctuations in revenues and results of operations; reliance on Software AG, Darmstadt, Germany for development and timely delivery of products; reliance on acquisitions and the timely development, production, marketing and delivery of new products and services; increased demand for year 2000 products and services: risks associated with conducting a professional services business; reliance on the mainframe computing environment and demand for the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; risks of protecting intellectual property rights and litigation; dependence on third-party technology; risks associated with international sales, distributors and operations; dependence on government contracts; control of the company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with vendors, and attract and retain key employees; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

                                    PART II

ITEM 5.    OTHER INFORMATION

     Effective April 10, 1998, James H. Daly, previously the Vice President, General Counsel and Secretary of the Company, is no longer with the Company.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11   Computation of Earnings per Share
     21   Subsidiaries of the Registrant
     27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 21, 1998 to report the consolidation of the operations and professional services segments of Software AG Americas, Inc. ("SAGA"), a wholly owned subsidiary of the Company, into one unit reporting to Derek Brigden who previously headed operations. The professional services function previously reported to Thomas Gorley. Effective January 12, 1998, Mr. Gorley is no longer with SAGA.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOFTWARE AG SYSTEMS, INC.



                                             BY:  /s/ Harry K. McCreery
                                                  ---------------------
                                                  Harry K. McCreery
     Date:  April 21, 1998                   Vice President, Treasurer and
                                                  Chief Financial Officer
                                (Principal Financial and Accounting Officer and
                                           Duly Authorized Officer)