Form 10-Q
period 1998-06-30
SOFTWARE AG SYSTEMS INC
filed 1998-08-12
CIK 352683

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NO.  001-13609

                           SOFTWARE AG SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                   54-1167173
          --------                                   ----------
 (State or other jurisdiction of        (I.R.S. employer identification no.)
incorporation  or  organization)

                          11190 Sunrise Valley Drive
                            Reston, Virginia  20191
                            -----------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (703) 860-5050

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                  ON  WHICH REGISTERED
     -------------------                                  --------------------
 Common Stock, $0.01 par value                           New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No  [ ]

 As of July 24, 1998, 30,055,109 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

Item                                                                                                         Page
                                     P A R T  I
1.    Financial Statements:
      Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998......................   3
      Condensed Consolidated Statements of Operations for the three and six months ended June
      30, 1997 and 1998....................................................................................   4
      Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
      1997 and 1998........................................................................................   5
      Notes to Condensed Consolidated Financial Statements.................................................   6

2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................   10

                                   P A R T  II
4.    Submission of Matters to a Vote of Security Holders..................................................   15

6.    Exhibits and Reports on Form 8-K.....................................................................   15


ITEM 1.    FINANCIAL STATEMENTS

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                                  Dec. 31,      June 30,
                                                                                                    1997          1998
                                                                                                  --------      --------
Assets                                                                                                         (Unaudited)
Current:
    Cash and cash equivalents..................................................................    $ 50,429     $ 55,158
    Accounts receivable:
       Invoiced and currently due..............................................................      40,212       42,880
       Advanced billings on maintenance........................................................      10,287       12,857
       Unbilled services.......................................................................      10,384       13,341
       Installment.............................................................................      24,434       29,250
       Other...................................................................................       2,858          804
       Less: allowance for doubtful accounts...................................................      (9,301)      (8,719)
                                                                                                   --------     --------
          Total accounts receivable............................................................      78,874       90,413

    Current portion of deferred income taxes...................................................       6,217        6,217
    Income taxes receivable....................................................................         ---        2,895
    Prepaid expenses...........................................................................       1,371        2,398
    Other current assets.......................................................................       2,663        2,510
                                                                                                   --------     --------
          Total current assets.................................................................     139,554      159,591

Cooperation agreement, net of accumulated amortization ........................................      21,737       20,562
Installment accounts receivable, net of current portion........................................       8,932       10,692
Property, equipment and leasehold improvements, net of accumulated depreciation
   and amortization ...........................................................................      10,077        9,108
Goodwill, net of accumulated amortization......................................................      11,286       10,690
Deferred income taxes..........................................................................       2,848        2,848
Other assets...................................................................................       1,692          766
                                                                                                   --------     --------
          Total assets.........................................................................    $196,126     $214,257
                                                                                                   ========     ========

Liabilities and Stockholders' Equity
Current:
    Accounts payable...........................................................................    $  8,545     $  6,512
    Accrued payroll and employee benefits......................................................      10,170        8,889
    Payable to SAG.............................................................................      10,050        9,683
    Income taxes payable.......................................................................       1,752          ---
    Other current liabilities..................................................................       4,274        5,262
    Current portion of deferred revenues, net of deferred  royalties...........................      42,711       45,970
                                                                                                   --------     --------
           Total current liabilities...........................................................      77,502       76,316

Deferred revenues, net of deferred royalties...................................................      28,806       30,647
                                                                                                   --------     --------
           Total liabilities...................................................................     106,308      106,963

Stockholders' equity...........................................................................      89,818      107,294
                                                                                                   --------     --------
           Total liabilities and stockholders' equity..........................................    $196,126     $214,257
                                                                                                   ========     ========



     See accompanying notes to condensed consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except per share dollar amounts)

                                  (Unaudited)

                                                             Predecessor                         Successor
                                                             -----------         ------------------------------------------
                                                                Three             Three            Three             Six
                                                                months            months           months           months
                                                                ended             ended            ended            ended
                                                               Mar. 31,          June 30,         June 30,         June 30,
                                                                 1997              1997             1998             1998
                                                             -----------         --------         --------        ---------
Revenues:
     Software license fees.................................    $ 7,341      |     $14,254          $24,578         $ 46,227
     Maintenance fees......................................     17,352      |      18,394           20,496           40,296
     Professional services fees............................      9,948      |      10,299           15,278           29,692
                                                               -------      |     -------          -------         --------
          Total revenues...................................     34,641      |      42,947           60,352          116,215
                                                               -------      |     -------          -------         --------
Cost of revenues:                                                           |
     Software license......................................      2,098      |       4,074            5,055           10,725
     Maintenance...........................................      6,205      |       6,577            7,039           14,096
     Professional services.................................      9,211      |       9,451           12,047           23,548
                                                               -------      |     -------          -------         --------
          Total cost of revenues...........................     17,514      |      20,102           24,141           48,369
                                                               -------      |     -------          -------         --------
Gross  profit..............................................     17,127      |      22,845           36,211           67,846
                                                               -------      |     -------          -------         --------
Operating expenses:                                                         |
     Software product development..........................        ---      |         283            1,146            1,901
     Sales and marketing...................................      7,317      |      11,477           13,124           24,997
     Administrative and general............................      8,500      |       8,932           12,521           23,326
                                                               -------      |     -------          --------        --------
          Total operating expenses.........................     15,817      |      20,692           26,791           50,224
                                                               -------      |     -------          -------         --------
Income from operations.....................................      1,310      |       2,153            9,420           17,622
     Other income and expense, net.........................        978      |       1,597              953            1,859
                                                               -------      |     -------          -------         --------
Income before income taxes.................................      2,288      |       3,750           10,373           19,481
     Income tax provision..................................        915      |       1,599            4,228            7,946
                                                               -------      |     -------          -------         --------
Net income.................................................    $ 1,373      |     $ 2,151           $6,145         $ 11,535
                                                               =======      |     =======           ======         ========
                                                                            |
Net income per common share................................    $  0.06      |     $  0.09           $ 0.21         $   0.39
                                                               =======      |     =======           ======         ========
                                                                            |
Net income per common share-assuming dilution............      $  0.05      |     $  0.08           $ 0.19         $   0.36
                                                               =======      |     =======           ======         ========
                                                                            |
Shares used in computing net income per common                              |
share:                                                                      |
Net income per common share..............................       24,338      |      24,338           29,764           29,641
Net income per common share-assuming dilution............       25,894      |      25,894           31,976           31,791



     See accompanying notes to condensed consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

z                                  (Unaudited)


                                                                              Predecessor                Successor
                                                                              -----------       --------------------------
                                                                                Three              Three             Six
                                                                                months             months           months
                                                                                ended              ended            ended
                                                                               Mar. 31,           June 30,         June 30,
                                                                                 1997               1997             1998
                                                                               --------           --------         --------
Cash flows from operating activities:
  Net income..............................................................     $  1,373     |     $  2,151         $ 11,535
  Adjustments to reconcile net income to net cash provided by                               |
    (used for) operating activities:                                                        |
    Depreciation and amortization.........................................          941     |        1,670            4,008
    Loss on disposals of property and equipment...........................          ---     |          ---              347
    Deferred gain.........................................................          (36)    |          ---              ---
    Net proceeds from sales of accounts receivable........................        8,894     |        6,516           18,119
    Write-off of investment...............................................          ---     |          ---              848
    Compensation expense on options granted...............................          ---     |          ---              388
    Changes in operating accounts.........................................         (746)    |      (11,090)         (29,914)
                                                                                -------     |      -------          -------
             Net cash provided by (used for) operating activities.........       10,426     |         (753)           5,331
                                                                                -------     |      -------          -------
                                                                                            |
Cash flows from investing activities:                                                       |
    Additions to property, equipment and leasehold improvements...........         (208)    |       (1,791)          (1,637)
    Proceeds from sales of property and equipment.........................          ---     |          ---               22
    Purchase of Cooperation Agreement.....................................          ---     |      (22,612)             ---
                                                                                -------     |     --------          -------
             Net cash used in investing activities........................         (208)    |      (24,403)          (1,615)
                                                                                -------     |     --------          -------
                                                                                            |
Cash flows from financing activities:                                                       |
    Repurchase of common stock............................................          ---     |      (33,920)             ---
Issuance of common stock..................................................          ---     |       31,525              ---
Proceeds from stock options exercised.....................................          ---     |          ---            1,157
Expenses relating to public offerings.....................................          ---     |          ---             (144)
                                                                                -------     |     --------         --------
             Net cash provided by (used for) financing activities.........          ---     |       (2,395)           1,013
                                                                                -------     |     --------          -------
Net increase (decrease) in cash and cash equivalents......................       10,218     |      (27,551)           4,729
Cash and cash equivalents, beginning......................................       25,773     |       35,991           50,429
                                                                                -------     |     --------          -------
Cash and cash equivalents, ending.........................................      $35,991     |     $  8,440          $55,158
                                                                                =======     |     ========          =======



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

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

     Prior to March 31, 1997, Software AG Systems, Inc. and subsidiaries (the "Company") was a wholly owned subsidiary of Software AG, a German software company ("SAG"). As is more fully described in Note 3, on March 31, 1997, the Company consummated a recapitalization agreement under which the Company repurchased from SAG 24,750,000 shares of its common stock, and certain senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the then outstanding common stock of the Company
(the "Recapitalization").   The Company's results of operations for the three
months ended March 31, 1997 are based on operations which occurred prior to the Recapitalization. Therefore, the results of operations for the six months ended June 30, 1997 are not comparative with the results of operations for the six months ended June 30, 1998.

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

     Software license revenues for an arrangement to deliver software that does not require significant production, modification or customization of software is recognized when there is an executed license agreement, the software and authorization code, where applicable, have been delivered, the fee is fixed or determinable and collectibility is probable.

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

     Sales of enterprise license agreements generally bundle a combination of products, technical services and professional consulting services. In accordance with SOP 97-2, these elements are unbundled for revenue recognition purposes, and are accounted for according to their component parts using the criteria described above.

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


                                                           Predecessor                       Successor
                                                           -----------       ---------------------------------------
                                                             Three            Three            Three            Six
                                                             months           months           months          months
                                                             ended            ended            ended           ended
                                                            Mar. 31,         June 30,         June 30,        June 30,
                                                              1997             1997             1998            1998
                                                            --------         --------         --------        --------
                                                                (In thousands, except for per share dollar amounts)
                                                                                     (Unaudited)
Numerator:
 Net  income..............................................  $ 1,373     |    $ 2,151           $ 6,145        $11,535
                                                            =======     |    =======           =======        =======
Denominator:                                                            |
Basic:                                                                  |
   Weighted average shares outstanding....................   24,338     |     24,338            29,764         29,641
   Effect of dilutive securities:                                       |
 Stock options............................................    1,556     |      1,556             2,212          2,150
                                                            -------     |    -------           -------        -------
Diluted:                                                                |
   Weighted average shares outstanding-                                 |
 assuming dilution........................................   25,894     |     25,894            31,976         31,791
                                                            =======     |    =======           =======        =======
EPS:                                                                    |
   Net income per common share............................  $  0.06     |    $  0.09           $  0.21        $  0.39
                                                            =======     |    =======           =======        =======
   Net income per common share-                                         |
      assuming dilution...................................  $  0.05     |    $  0.08           $  0.19        $  0.36
                                                            =======     |    =======           =======        =======

Reclassifications

     Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.

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

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

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

     Pursuant to the Recapitalization, Thayer and certain of the Company's senior managers acquired approximately 89% of the then outstanding common stock of the Company for approximately $31,500,000. The determination of fair value allocated to the identifiable assets and liabilities of the Company has been made by management based on the nature of the assets and liabilities acquired, and general economic factors. Based on this allocation, the fair value of the Company's Cooperation Agreement has been recorded at $23,500,000, based on an independent appraisal. The amortization period for the Cooperation Agreement is ten years. The fair value of the Company's remaining assets and liabilities has been presumed to be equal to the book value as of the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6,402,000 was recorded. Such goodwill is being amortized on a straight-line basis over ten years. At June 30, 1998, accumulated amortization on the Cooperation Agreement and the goodwill was $2,938,000 and $800,000, respectively.

(4)    ACQUISITION

     On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the common stock of R.D. Nickel and Associates, Inc. ("R.D. Nickel") by merging R.D. Nickel with and into Software AG Systems (Canada) Inc., a wholly owned subsidiary of SAG Systems (Canada) Holdings Ltd. (a 90% owned subsidiary of the Company and a 10% owned subsidiary of Software AG Americas, Inc.) ("Software AG (Canada)"), with Software AG (Canada) as the surviving entity. Software AG (Canada) is a software company that develops, licenses and supports a family of application development products. Additionally, R.D. Nickel served as the exclusive distributor of the Company's products in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14,000,000 (US$10,130,000) was funded through a cash payment of Cdn$7,000,000 (US$5,065,000) and a note payable of Cdn$7,000,000 (US$5,065,000).
The note payable was paid in November 1997 with the proceeds from the Company's initial public offering consummated in November 1997.

     In connection with the transaction, the Company recorded a $6,051,000 non-recurring charge against earnings for in-process research and development costs in September 1997. The remaining excess purchase price of $4,960,000 represents goodwill. The related amortization period for the goodwill is ten years. At June 30, 1998, accumulated amortization on the goodwill was $372,000.

  As of October 1, 1997, the operating results of R.D. Nickel have been consolidated with the Company's operating results.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

(5)    NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in SOP 98-1) in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this standard to have an impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

    Total Revenues. The Company's revenues are currently derived from fees from licensing the Company's software products, fees for providing maintenance to customers which have licensed the Company's software products and fees from professional services. The Company's total revenues were $116.2 million and $77.6 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 50%.

    Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise development and enterprise enablement products. Software license fees were $46.2 million and $21.6 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 114%. This increase was primarily attributable to the reorganization of the direct sales force at the beginning of 1997. As a result of this reorganization, the Company has experienced increased volume and acceptance of Enterprise License Agreements ("ELA") by its customer base. For the six months ended June 30, 1998, the Company entered into 27 ELAs with a total product value of $26.9 million, compared to 15 ELAs with a total product value of $8.5 million for the six months ended June 30, 1997.

    Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support to customers that have licensed the Company's enterprise development and enterprise enablement products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed product. Maintenance fees were $40.3 million and $35.7 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 13%. This increase was primarily attributable to an expansion of the installed base due to strong software license sales combined with incremental revenue as the result of the R.D. Nickel acquisition completed in September 1997.

    Professional Services Fees. The Company's professional service fees are derived primarily from work performed by the Company on behalf of customers who have licensed the Company's software products. Professional services fees were $29.7 million and $20.2 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 47%. This increase was primarily attributable to the increases in the revenue generated from the Company's year 2000 and traditional professional services compared to the prior year.

COST OF REVENUES

    Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $10.7 million and $6.2 million for the six months ended June 30, 1998 and 1997, respectively, representing 23% and 29% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage decrease was attributable to a shift in product mix since royalty rates on third-party products range from 24% to 40% and an increase in the sale of the Company developed products.

    Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $14.1 million and $12.8 million for the six months ended June 30, 1998 and 1997, respectively, representing 35% and 36% of maintenance fees for each respective period. The increase in dollar amount was primarily attributable to the increase in sales of software licenses and related maintenance.

    Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $23.5 million and $18.7 million for the six months ended June 30, 1998 and 1997, respectively, representing 79% and 92% of professional services fees for each respective period. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources.

OPERATING EXPENSES

    Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $1.9 million and $0.3 million for the six months ended June 30, 1998 and 1997 representing 4% and 1% of software license fees for each respective period. Prior to the Recapitalization in March 1997, the Company's ability to invest in software product development was constrained. However, since the Recapitalization, the Company has begun building its internal product development group. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

    Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $25.0 million and $18.8 million for the six months ended June 30, 1998 and 1997, respectively, representing 22% and 24% of total revenues for each respective period. The increase in dollar amount was primarily due to several new marketing programs implemented in 1998 combined with the increased commissions associated with higher revenues compared to the prior year.

    Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $23.3 million and $17.4 million for the six months ended June 30, 1998 and 1997, respectively, representing 20% and 22% of total revenues for each respective period. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent company, amortization expenses relating to the goodwill and the Cooperation Agreement resulting from the Recapitalization on March 31, 1997 and the R.D. Nickel acquisition completed in September 1997.

OTHER

    Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short term investments and long term customer contracts carried by the Company and other miscellaneous income and expenses. Other income and expenses, net, was $1.9 million and $2.6 million for the six months ended June 30, 1998 and 1997, respectively. This decrease was attributable to the interest income recorded in 1997 on $30.0 million in loans made to SAG which was offset against payables due SAG in March 1997 prior to the Recapitalization and a refund received from one of the Company's vendors in 1997. The decrease in other income and expenses, net, was offset by the increase in the interest income from investments in 1998 compared to 1997.

    Income Tax Provision. The income tax provision was $7.9 million and $2.5 million for the six months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of 40.8% and 41.6%, respectively.


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES

    Total Revenues. The Company's total revenues were $60.4 million and $42.9 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 41%.

    Software License Fees. Software license fees were $24.6 million and $14.3 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 72%. This increase was primarily attributable to the increased acceptance of ELAs by its customer base as a result of the reorganization of the direct sales force at the beginning of 1997. For the three months ended June 30, 1998, the Company entered into 14 ELAs with a total product value of $14.2 million, compared to 11 ELAs with a total product value of $6.6 million for the three months ended June 30, 1997.

    Maintenance Fees. Maintenance fees were $20.5 million and $18.4 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 11%. This increase was primarily attributable to an increase in the maintenance base from the sale of new software licenses.

    Professional Services Fees. Professional services fees were $15.3 million and $10.3 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 48%. This increase was primarily attributable to the increases in the revenue generated from the Company's year 2000 and traditional professional services in the current year.

COST OF REVENUES

    Software License. Software license costs were $5.1 million and $4.1 million for the three months ended June 30, 1998 and 1997, respectively, representing 21% and 29% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage decrease was attributable to a shift in product mix since royalty rates on third-party products range from 24% to 40% and an increase in the sale of the Company developed products.

    Maintenance. Maintenance costs were $7.0 million and $6.6 million for the three months ended June 30, 1998 and 1997, respectively, representing 34% and 36% of maintenance fees for each respective period. The increase in dollar amount was primarily attributable to the increase in sales of software licenses and related maintenance.

    Professional Services. Professional services costs were $12.0 million and $9.5 million for the three months ended June 30, 1998 and 1997, respectively, representing 79% and 92% of professional services fees for each respective period. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources.

OPERATING EXPENSES

    Software Product Development. Software product development costs were $1.1 million and $0.3 million for the three months ended June 30, 1998 and 1997, respectively, representing 5% and 2% of software license fees for each respective period. Prior to the Recapitalization in March 1997, the Company's ability to invest in software product development was constrained. However, since the Recapitalization, the Company has begun building its internal product development group. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

    Sales and Marketing. Sales and marketing expenses were $13.1 million and $11.5 million for the three months ended June 30, 1998 and 1997, respectively, representing 22% and 27%, of total revenues for each respective period. The increase in dollar amount was primarily due to several new marketing programs implemented in 1998 combined with the increased commissions associated with higher revenues compared to the prior period. The decrease in percentage was primarily a result of the increase in sales compared to the prior period.

    Administrative and General. Administrative and general expenses were $12.5 million and $8.9 million for the three months ended June 30, 1998 and 1997, respectively, representing 21% of total revenues for both respective periods. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent company and amortization expenses relating to the goodwill resulting and the R.D. Nickel acquisition completed in September 1997.

OTHER

    Other Income and Expense, Net. Interest and investment income, net of expenses, was $1.0 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to a refund received from one of the Company's vendors in the prior period. This decrease was offset by the increase in the interest income from investments in 1998 compared to 1997.

    Income Tax Provision. The income tax provision was $4.2 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of 40.8% and 42.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations principally through cash flows from operating activities. However, the Company periodically sells long term customer receivable contracts in order to meet its short term cash needs. Sales of long term customer receivable contracts increased in subsequent years in order to meet SAG's directives prior to the Recapitalization, in connection with the Recapitalization and to fund the acquisition of R.D. Nickel. Net cash provided by operating activities was $5.3 million and $9.7 million for the six months ended June 30, 1998 and 1997, respectively. This decrease is primarily due to the increase in accounts receivable as a result of increased revenue compared to the prior year.

    Investing activities used net cash of $1.6 million and $24.6 million for the six months ended June 30, 1998 and 1997, respectively, primarily to purchase the Cooperation Agreement from SAG and to fund capital expenditures needed to support expansion of the Company's business.

    Financing activities provided net cash of $1.0 million for the six months ended June 30, 1998 primarily from the proceeds received from stock options exercised. Financing activities used net cash of $2.4 million for the six months ended June 30, 1997 primarily to fund the Recapitalization.

    The Company has no long term debt, and as of June 30, 1998 and December 31, 1997, had $55.2 million and $50.4 million in cash and cash equivalents, respectively. The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts. These transactions are treated as sales by the Company as the economic interest in the contract is transferred to the buyer. As of June 30, 1998 and December 31, 1997, the Company remained contingently liable under the recourse provisions associated with these sales in the amount of $51.6 million and $47.9 million, respectively.

    The Company's international distributors report to and pay the Company in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented approximately 2% of total revenues since that time. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were approximately 3% of total revenues since the acquisition. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

    The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

    The Company believes that its existing cash balances, funds generated from operations and funds received from the sale of receivables will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. To the extent sufficient cash is not available from operations, the Company may need additional financing. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no material capital commitments or planned expenditures as of June 30, 1998.

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

                                    PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on May 18, 1998 (the "Meeting"). Three proposals were presented for a vote at the Meeting:
Proposal 1 - the election of two directors, Daniel F. Gillis and Dr. Philip S. Dauber, each to serve as a director of the Company for a three-year term expiring at the annual meeting of stockholders to be held in 2001 and until the election and qualification of his successor; Proposal 2 - the approval of the Company's Employee Stock Purchase Plan; and Proposal 3 - the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1998. All of the above proposals were approved as follows:


                                                        Exception/            Withheld/              Broker
        Matter                       For                  Abstain              Against              Non-votes          Total
-----------------------         ---------------        ------------          ------------        --------------     -------------
Proposal 1:
     Dr. Philip S.  Dauber          28,026,127              ---                 63,240                 ---            28,089,367
     Daniel F. Gillis               27,943,277              ---                146,090                 ---            28,089,367
Proposal 2                          26,732,171            1,675                130,375           1,225,146            28,089,367
Proposal 3                          28,083,157            2,575                  3,635                 ---            28,089,367

The terms of Dr. Erwin Koenigs, Edward E. Lucente, Carl J. Rickertsen and Dr. Paul G. Stern as directors of the Company continued after the Meeting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11  Computation of Earnings per Share
     27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 18, 1998 to report the appointment of Katherine E. Butler to the offices of Vice President, General Counsel and Secretary of the Company.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOFTWARE AG SYSTEMS, INC.



                                           BY:  /s/ Harry K. McCreery
                                                ---------------------
                                                Harry K. McCreery
  Date:    August 12, 1998                      Vice President, Treasurer and
                                                Chief Financial Officer
                                 (Principal Financial and Accounting Officer and
                                                Duly Authorized Officer)