Form 10-Q
period 1998-09-30
SOFTWARE AG SYSTEMS INC
filed 1998-11-12
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NO.  001-13609

                           SOFTWARE AG SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      54-1167173
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation  or  organization)

                          11190 SUNRISE VALLEY DRIVE
                            RESTON, VIRGINIA  20191
                            -----------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (703) 860-5050

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON  WHICH REGISTERED
     -------------------                               -----------------------
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

     As of October 23, 1998, 30,252,989 of shares the registrant's common stock were outstanding.

                               TABLE OF CONTENTS

ITEM                                                                                               PAGE
----                                                                                               ----
                                              P A R T  I

1.  Financial Statements:

    Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998.........      3
    Condensed Consolidated Statements of Operations for the three and nine months ended
      September 30, 1997 and 1998................................................................      5
    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
      1997 and 1998..............................................................................      6
    Notes to Condensed Consolidated Financial Statements.........................................      7

2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     11


                                              P A R T  II

5.  Other Information............................................................................     18

6.  Exhibits and Reports on Form 8-K.............................................................     18

ITEM 1.  FINANCIAL STATEMENTS


                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                     Dec. 31,      Sept. 30,
                                                                       1997          1998
                                                                   -----------    -----------
                                                                                  (Unaudited)
Assets
Current:
  Cash and cash equivalents....................................     $  50,429      $  64,632
  Accounts receivable:
     Invoiced and currently due................................        40,212         41,988
     Advanced billings on maintenance..........................        10,287          6,551
     Unbilled services.........................................        10,384         13,519
     Installment...............................................        24,434         34,984
     Other.....................................................         2,858          1,044
     Less: allowance for doubtful accounts.....................        (9,301)        (8,756)
                                                                    ---------      ---------
       Total accounts receivable...............................        78,874         89,330

  Current portion of deferred income taxes.....................         6,217          6,217
  Income taxes receivable......................................           ---          1,095
  Prepaid expenses.............................................         1,371          2,174
  Other current assets.........................................         2,663          2,968
                                                                    ---------      ---------
       Total current assets....................................       139,554        166,416

Cooperation agreement, net of accumulated amortization.........        21,737         19,975
Installment accounts receivable, net of current portion........         8,932         12,789
Property, equipment and leasehold improvements, net of
 accumulated depreciation and amortization.....................        10,077          8,730
Goodwill, net of accumulated amortization......................        11,286          9,973
Deferred income taxes..........................................         2,848          3,222
Other assets...................................................         1,692            763
                                                                    ---------      ---------
       Total assets............................................     $ 196,126      $ 221,868
                                                                    =========      =========

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     (In thousands, except per share data)

                                                                        Dec. 31,       Sept. 30,
                                                                          1997           1998
                                                                       -----------    -----------
                                                                                      (Unaudited)
Liabilities and Stockholders' Equity
Current:
  Accounts payable...................................................   $    8,545      $   6,097
  Accrued payroll and employee benefits..............................       10,170         12,332
  Payable to SAG.....................................................       10,050          7,253
  Income taxes payable...............................................        1,752            ---
  Other current liabilities..........................................        4,274          6,147
  Current portion of deferred revenues, net of deferred royalties....       42,711         44,635
                                                                        ----------     ----------
      Total current liabilities......................................       77,502         76,464

Deferred revenues, net of deferred royalties.........................       28,806         29,756
                                                                        ----------     ----------
      Total liabilities..............................................      106,308        106,220

Stockholders' equity
  Common stock ($0.01 par value, 75,000,000 shares authorized,
   32,677,500 shares issued at December 31, 1997; and
   75,000,000 shares authorized, 30,252,714 shares issued and
   outstanding at September 30, 1998)................................          327            303
  Additional paid-in capital.........................................       84,185         92,214
  Retained earnings..................................................        5,338         23,696
  Treasury stock.....................................................          (32)           ---
  Accumulated translation adjustments................................          ---           (565)
                                                                        ----------     ----------
      Total stockholders' equity.....................................       89,818        115,648
                                                                        ----------     ----------
      Total liabilities and stockholders' equity.....................   $  196,126     $  221,868
                                                                        ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except per share dollar amounts)

                                  (Unaudited)

                                                           Predecessor                            Successor
                                                           ------------    -------------------------------------------------------
                                                           Three months     Three months   Six months   Three months   Nine months
                                                               ended           ended         ended         ended          ended
                                                              Mar. 31,       Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                               1997            1997           1997          1998           1998
                                                           ------------    ------------   -----------   ------------   -----------
Revenues:                                                               |
    Software license fees..............................       $  7,341  |     $ 18,458       $ 32,712      $ 21,810       $ 68,037
    Maintenance fees...................................         17,352  |       17,542         35,936        22,049         62,345
    Professional services fees.........................          9,948  |       10,729         21,028        19,064         48,756
                                                           -----------  |  -----------    -----------   -----------    -----------
         Total revenues................................         34,641  |       46,729         89,676        62,923        179,138
                                                           -----------  |  -----------    -----------   -----------    -----------
Cost of revenues:                                                       |
     Software license..................................          2,098  |        6,428         10,502         5,531         16,256
     Maintenance.......................................          6,205  |        8,062         14,639         7,773         21,869
     Professional services.............................          9,211  |        8,491         17,942        14,578         38,126
                                                           -----------  |  -----------    -----------   -----------    -----------
         Total cost of revenues........................         17,514  |       22,981         43,083        27,882         76,251
                                                           -----------  |  -----------    -----------   -----------    -----------
Gross profit...........................................         17,127  |       23,748         46,593        35,041        102,887
                                                           -----------  |  -----------    -----------   -----------    -----------
Operating expenses:                                                     |
     Software product development......................            ---  |          312            595         1,572          3,473
     Sales and marketing...............................          7,317  |        9,060         20,537        10,731         35,728
     Administrative and general........................          8,500  |        9,317         18,249        12,368         35,694
     Write-off of acquired in-process research and                      |
        development costs..............................            ---  |        6,051          6,051           ---            ---
                                                           -----------  |  -----------    -----------   -----------    -----------
          Total operating expenses.....................         15,817  |       24,740         45,432        24,671         74,895
                                                           -----------  |  -----------    -----------   -----------    -----------
Income (Loss) from  operations.........................          1,310  |         (992)         1,161        10,370         27,992
     Other income and expense, net.....................            978  |         (221)         1,376           966          2,825
                                                           -----------  |  -----------    -----------   -----------    -----------
Income (Loss) before income taxes......................          2,288  |       (1,213)         2,537        11,336         30,817
     Income tax provision..............................            915  |        2,014          3,613         4,513         12,459
                                                           -----------  |  -----------    -----------   -----------    -----------
Net income (loss)......................................       $  1,373  |     $ (3,227)      $ (1,076)     $  6,823       $ 18,358
                                                           ===========  |  ===========    ===========   ===========    ===========
                                                                        |
Net income (loss) per common share.....................       $   0.06  |     $  (0.13)      $  (0.04)     $   0.23       $   0.62
                                                           ===========  |  ===========    ===========   ===========    ===========
                                                                        |
                                                                        |
Net income (loss) per common share-assuming dilution...       $   0.05  |     $  (0.13)      $  (0.04)     $   0.21       $   0.58
                                                           ===========  |  ===========    ===========   ===========    ===========
                                                                        |
Shares used in computing net income (loss) per                          |
common share:                                                           |
   Net income (loss) per common share..................         24,338  |       24,338         24,338        30,111         29,800
   Net income (loss) per common share-assuming                          |
     dilution..........................................         25,894  |       24,338         24,338        32,074         31,849


    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                  (Unaudited)

                                                                             Predecessor            Successor
                                                                             ------------   --------------------------
                                                                             Three months    Six months    Nine months
                                                                                ended          ended         ended
                                                                               Mar. 31,       Sept. 30,     Sept. 30,
                                                                                 1997           1997          1998
                                                                              ----------    -----------    -----------
Cash flows from operating activities:                                                    |
  Net income (loss).....................................................       $  1,373  |   $  (1,076)     $  18,358
  Adjustments to reconcile net income (loss) to net cash                                 |
   provided by operating activities:                                                     |
    Depreciation and amortization.......................................            941  |       3,429          5,937
    (Gain) loss on disposals of property and equipment.................             ---  |          (4)           479
    Deferred gain.......................................................            (36) |         ---            ---
    Net proceeds from sales of accounts receivable......................          8,894  |      27,859         18,119
    Write-off of acquired in-process research  and development                           |
     costs..............................................................            ---  |       6,051            ---
    Write-off of investment.............................................            ---  |         ---            848
    Compensation expense on options granted............................             ---  |         129            582
    Changes in operating accounts.......................................           (746) |     (25,860)       (28,909)
                                                                               --------  |   ---------      ---------
        Net cash provided by operating activities.......................         10,426  |      10,528         15,414
                                                                               --------  |   ---------      ---------
                                                                                         |
Cash flows from investing activities:                                                    |
  Additions to property, equipment and leasehold improvements...........           (208) |      (2,134)        (2,472)
  Proceeds from sales of property and equipment.........................            ---  |           2             38
  Purchase of Cooperation Agreement.....................................            ---  |     (22,612)           ---
  Acquisition of subsidiaries, net of cash received.....................            ---  |      (1,260)           ---
                                                                               --------  |   ---------      ---------
        Net cash used in investing activities...........................           (208) |     (26,004)        (2,434)
                                                                               --------  |   ---------      ---------
                                                                                         |
Cash flows from financing activities:                                                    |
  Repurchase of common stock............................................            ---  |     (33,920)           ---
  Issuance of common stock..............................................            ---  |      31,727            ---
  Proceeds from stock options exercised.................................            ---  |         ---          1,596
  Expenses relating to public offerings.................................            ---  |         ---           (373)
                                                                               --------  |   ---------      ---------
        Net cash (used for) provided by financing activities............            ---  |      (2,193)         1,223
                                                                               --------  |   ---------      ---------
                                                                                         |
Net increase (decrease) in cash and cash equivalents....................         10,218  |     (17,669)        14,203
Cash and cash equivalents, beginning....................................         25,773  |      35,991         50,429
                                                                               --------  |   ---------      ---------
Cash and cash equivalents, ending.......................................       $ 35,991  |   $  18,322      $  64,632
                                                                               ========  |   =========      =========

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

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

     Prior to March 31, 1997, Software AG Systems, Inc. and subsidiaries (the "Company") was a wholly owned subsidiary of Software AG, Darmstadt, Germany ("SAG"). As is more fully described in Note 3, on March 31, 1997, the Company consummated a recapitalization agreement under which the Company repurchased from SAG 24,750,000 shares of its common stock, and certain senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the then outstanding common stock of the Company (the
"Recapitalization").   The Company's results of operations for the three months
ended March 31, 1997 are based on operations which occurred prior to the Recapitalization. Therefore, the results of operations for the nine months ended September 30, 1997 are not comparative with the results of operations for the nine months ended September 30, 1998.

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

Research and Development

     Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires certain costs to be capitalized once the product has reached technological feasibility and prior to general availability. Based on the Company's development cycle, technological feasibility is established upon the completion of a working model. To date, technology feasibility, as defined by SFAS No. 86, has not been met on any internally developed products.

Net Income per Common Share

     The Company reports earnings per share under SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share. Basic earnings per share is based on income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common stockholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares which are dilutive. The following information is a reconciliation of the amounts used in these calculations:

                                             Predecessor                          Successor
                                            ------------   ---------------------------------------------------------
                                            Three months   Three months    Six months    Three months   Nine months
                                                ended          ended          ended         ended           ended
                                              Mar. 31,       Sept. 30,      Sept. 30,     Sept. 30,       Sept. 30,
                                                1997           1997           1997           1998           1998
                                            ------------   ------------   ------------   ------------   ------------
                                                      (In thousands, except for per share dollar amounts)
                                                                           (Unaudited)
Numerator:                                               |
  Net income (loss).......................    $  1,373   |   $ (3,227)      $ (1,076)      $  6,823       $ 18,358
                                              ========   |   ========       ========       ========       ========
Denominator:                                             |
Basic:                                                   |
  Weighted average shares outstanding.....      24,338   |     24,338         24,338         30,111         29,800
Effect of dilutive securities:                           |
  Stock options...........................       1,556   |        ---            ---          1,963          2,049
                                              --------   |   --------       --------       --------       --------
Diluted:                                                 |
  Weighted average shares outstanding--                  |
   assuming dilution......................      25,894   |     24,338         24,338         32,074         31,849
                                              ========   |   ========       ========       ========       ========
EPS:                                                     |
  Net income (loss) per common share......    $   0.06   |   $  (0.13)      $  (0.04)      $   0.23       $   0.62
                                              ========   |   ========       ========       ========       ========
  Net income (loss) per common share--                   |
   assuming dilution......................    $   0.05   |   $  (0.13)      $  (0.04)      $   0.21       $   0.58
                                              ========   |   ========       ========       ========       ========

For the three months and the six months ended September 30, 1997, the assumed exercise of stock options has not been included in the calculation as they would be anti-dilutive.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

Comprehensive Income

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in the financial statements. The Company adopted SFAS No. 130 effective as of January 1, 1998.

                                             Predecessor                          Successor
                                            ------------   ---------------------------------------------------------
                                            Three months   Three months    Six months    Three months   Nine months
                                                ended          ended          ended         ended           ended
                                              Mar. 31,       Sept. 30,      Sept. 30,     Sept. 30,       Sept. 30,
                                                1997           1997           1997           1998           1998
                                            ------------   ------------   ------------   ------------   ------------
                                                                         (In thousands)
                                                                          (Unaudited)
  Net income (loss).....................      $ 1,373        $ (3,227)      $ (1,076)      $ 6,823        $ 18,358
                                              =======        ========       ========       =======        ========
  Other comprehensive income (loss):
    Foreign currency translation
     adjustment.........................          ---             ---            ---          (833)           (939)
    Less income tax benefit.............          ---             ---            ---           332             374
                                              -------        --------       --------       -------        --------
  Comprehensive income (loss)...........      $ 1,373        $ (3,227)      $ (1,076)      $ 6,322        $ 17,793
                                              =======        ========       ========       =======        ========

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

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

     The amortization period for the Cooperation Agreement is ten years. The fair value of the Company's remaining assets and liabilities has been presumed to be equal to the book value as of the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6,402,000 was recorded. Such goodwill is being amortized on a straight-line basis over 10 years. At September 30, 1998, accumulated amortization on the Cooperation Agreement and the goodwill was approximately $3,525,000 and approximately $960,000, respectively.

(4)  ACQUISITION

     On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the common stock of R.D. Nickel and Associates, Inc. (R.D. Nickel) by merging R.D. Nickel with and into Software AG Systems (Canada) Inc., a wholly owned subsidiary of SAG Systems (Canada) Holdings Ltd. (a 90% owned subsidiary of the Company and a 10% owned subsidiary of Software AG Americas, Inc.) ("Software AG (Canada)"), with Software AG (Canada) as the surviving entity. Software AG (Canada) is a software company that develops, licenses and supports a family of application development products. Additionally, R.D. Nickel served as the exclusive distributor of the Company's products in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14,000,000 (US$10,130,000) was funded through a cash payment of Cdn$7,000,000 (US$5,065,000) and a note payable of Cdn$7,000,000 (US$5,065,000). The note payable was paid in November 1997 with the proceeds from the Company's initial public offering consummated in November 1997.

     In connection with the transaction, the Company recorded a $6,051,000 non-recurring charge against earnings for in-process research and development costs in September 1997. The remaining excess purchase price of $4,960,000 represents goodwill. The related amortization period for the goodwill is ten years. At September 30, 1998, accumulated amortization on the goodwill was approximately $448,000.

     As of October 1, 1997, the operating results of Software AG (Canada) have been consolidated with the Company's operating results.

(5)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the years beginning after December 15, 1997. SFAS No. 131 requires companies to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company will adopt the annual disclosure requirements in the preparation of its Annual Report on Form 10-K for the year ending 1998 while the quarterly disclosure requirements will be adopted in 1999. The Company does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 .
RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

     Total Revenues. The Company's revenues are currently derived from fees from licensing the Company's software products, fees for providing maintenance to customers which have licensed the Company's software products and fees from professional services. The Company's total revenues were $179.1 million and $124.3 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 44%.

     Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise development and enterprise enablement products. Software license fees were $68.0 million and $40.1 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 70%. This increase was primarily due to the reorganization of the direct sales force at the beginning of 1997. As a result of this reorganization, the Company has experienced increased volume and acceptance of Enterprise License Agreements ("ELAs") by its customer base. For the nine months ended September 30, 1998, the Company entered into 41 ELAs with a total product value of $33.3 million, compared to 30 ELAs with a total product value of $17.6 million for the nine months ended September 30, 1997. The increase in software license fees was also attributable to the incremental revenue recorded by Software AG (Canada) since the acquisition of R.D. Nickel in September 1997.

     Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support to customers that have licensed the Company's enterprise development and enterprise enablement products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed product. Maintenance fees were $62.3 million and $53.3 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 17%. This increase was primarily attributable to an expansion of the installed base due to strong software license sales combined with the incremental revenue recorded by Software AG (Canada) since the acquisition of R.D. Nickel in September 1997.

     Professional Services Fees. The Company's professional service fees are derived primarily from work performed by the Company on behalf of customers who have licensed the Company's software products. Professional services fees were $48.8 million and $31.0 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 57%. This increase was primarily attributable to the increases in the revenue generated from the Company's year 2000 professional services compared to the prior year.

COST OF REVENUES

     Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $16.3 million and $12.6 million for the nine months ended September 30, 1998 and 1997, respectively, representing 24% and 31% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage decrease was attributable to a shift in the mix of third party products sold. Royalty rates on third-party products range from 24% to 40%. In addition, there was an increase in sales of Company owned products.

     Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $21.9 million and $20.8 million for the nine months ended September 30, 1998 and 1997, respectively, representing 35% and 39% of maintenance fees for each respective period. The increase in dollar amount was primarily attributable to the increase in sales of software licenses and related maintenance. The percentage decreased due to improved utilization of resources and an increase in sales of Company owned products compared to the prior year.

     Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $38.1 million and $27.2 million for the nine months ended September 30, 1998 and 1997, respectively, representing 78% and 88% of professional services fees for each respective period. The increase in the dollar amount was primarily due to an increase in sales volume. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources.

OPERATING EXPENSES

     Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $3.5 million and $0.6 million for the nine months ended September 30, 1998 and 1997 representing 5% and 1% of software license fees for each respective period. Prior to the Recapitalization in March 1997, the Company's ability to invest in software product development was constrained. However, since the Recapitalization, the Company has been building its internal product development group. To date, the total number of developers has increased to 46 from 3 in the comparable prior period. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $35.7 million and $27.9 million for the nine months ended September 30, 1998 and 1997, respectively, representing 20% and 22% of total revenues for each respective period. The increase in dollar amount was attributable to several new marketing programs implemented in 1998 combined with the increased commissions associated with higher revenues compared to the prior year. Additionally, the increase in the dollar amount was due to the incremental sales and marketing expenses recorded by Software AG (Canada) since the R.D. Nickel acquisition.

     Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $35.7 million and $26.7 million for the nine months ended September 30, 1998 and 1997, respectively, representing 20% and 22% of total revenues for each respective period. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent and growing company (prior to the Recapitalization, the Company's ability to market and grow its business was limited by the business of its then parent company, SAG), amortization expenses relating to the goodwill and the Cooperation Agreement resulting from the Recapitalization on March 31, 1997 and amortization expenses relating to the goodwill associated with the R.D. Nickel acquisition completed in September 1997.

     Write-off of Acquired In-Process Research and Development Costs. The write-off acquired in-process research and development costs in the amount of $6.1 million in 1997 was attributable to certain products acquired in the acquisition of R.D. Nickel. See Note 4 of Notes to Condensed Consolidated Financial Statements.

OTHER

     Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short term investments and long term customer contracts carried by the Company and other miscellaneous income and expenses. Other income and expense, net, was $2.8 million and $2.4 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in other income and expense, net, was primarily due to the increase in the interest income from cash, cash equivalent and short term investments in 1998 compared to 1997.

     Income Tax Provision. The income tax provision was $12.5 million and $4.5 million for the nine months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of 40.4% and 41.6% (exclusive of the write-off of acquired in-process research and development costs in 1997), respectively. The higher effective tax rate in 1997 was primarily due to the non-deductible expenses incurred as a result of the Recapitalization.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

     Total Revenues. The Company's total revenues were $62.9 million and $46.7 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 35%.

     Software License Fees. Software license fees were $21.8 million and $18.5 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 18%. This increase was primarily attributable to an increase in the sales of the Company owned products coupled with the incremental revenue recorded by Software AG (Canada) in the current period.

     Maintenance Fees. Maintenance fees were $22.0 million and $17.5 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 26%. This increase was primarily attributable to an increase in the maintenance base from the sale of new software licenses and the incremental revenue recorded by Software AG (Canada) in the current period.

     Professional Services Fees. Professional services fees were $19.1 million and $10.7 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 78%. This increase was primarily attributable to the increases in the revenue generated from the Company's year 2000 professional services in the current year, combined with growth in the Company's traditional services.

COST OF REVENUES

     Software License. Software license costs were $5.5 million and $6.4 million for the three months ended September 30, 1998 and 1997, respectively, representing 25% and 35% of software license fees for each respective period. The decreases in both the dollar amount and the percentage were attributable to a shift in the mix of third party products sold and an increase in sale of Company owned products.

     Maintenance. Maintenance costs were $7.8 million and $8.1 million for the three months ended September 30, 1998 and 1997, respectively, representing 35% and 46% of maintenance fees for each respective period. The decreases in both the dollar amount and the percentage were attributable to a shift in the mix of third party products sold and improved utilization of existing resources.

     Professional Services. Professional services costs were $14.6 million and $8.5 million for the three months ended September 30, 1998 and 1997, respectively, representing 76% and 79% of professional services fees for each respective period. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources.

OPERATING EXPENSES

     Software Product Development. Software product development costs were $1.6 million and $0.3 million for the three months ended September 30, 1998 and 1997, respectively, representing 7% and 2% of software license fees for each respective period. Prior to the Recapitalization in March 1997, the Company's ability to invest in software product development was constrained. However, since the Recapitalization, the Company has been building its internal product development group. To date, the total number of developers has increased to 46 from 3 in the comparable prior period. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

     Sales and Marketing. Sales and marketing expenses were $10.7 million and $9.1 million for the three months ended September 30, 1998 and 1997, respectively, representing 17% and 19%, of total revenues for each respective period. The increase in dollar amount was primarily due to the increased commissions associated with higher revenues compared to the prior period combined with incremental sales and marketing expenses recorded by Software AG (Canada) in the current period. The decrease in percentage was primarily a result of the increase in sales compared to the prior period.

     Administrative and General. Administrative and general expenses were $12.4 million and $9.3 million for the three months ended September 30, 1998 and 1997, respectively, representing 20% of total revenues for both respective periods. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent and growing company and amortization expenses relating to the goodwill resulting from the R.D. Nickel acquisition completed in September 1997.

     Write-off of Acquired In-Process Research and Development Costs. The write-off acquired in-process research and development costs in the amount of $6.1 million in 1997 was attributable to certain products acquired in the acquisition of R.D. Nickel. See Note 4 of Notes to Condensed Consolidated Financial Statements.

OTHER

     Other Income and Expense, Net. Interest and investment income, net of expenses, was income of $1.0 million and expenses of $0.2 million for the three months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to the increase in the interest income from cash, cash equivalent and short term investments in 1998 compared to 1997.

     Income Tax Provision. The income tax provision was $4.5 million and $2.0 million for the three months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of 39.8% and 41.6% (exclusive of the write-off of acquired in-process research and development costs in 1997). The higher effective tax rate in 1997 was primarily due to the non-deductible expenses incurred as a result of the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations principally through cash flows from operating activities. However, the Company periodically sells long term customer receivable contracts in order to meet its short term cash needs. Sales of long term customer receivable contracts increased in recent years in order to meet SAG's directives prior to the Recapitalization, in connection with the Recapitalization and to fund the acquisition of R.D. Nickel. Net cash provided by operating activities was $15.4 million and $21.0 million for the nine months ended September 30, 1998 and 1997, respectively. This decrease is primarily attributable to the higher net proceeds from sales of accounts receivable in the prior year compared to the current year.

     Investing activities used net cash of $2.4 million and $26.2 million for the nine months ended September 30, 1998 and 1997, respectively, primarily to fund capital expenditures needed to support expansion of the Company's business and to purchase the Cooperation Agreement from SAG in 1997.

     Financing activities provided net cash of $1.2 million for the nine months September 30, 1998 primarily from the proceeds received from stock options exercised. Financing activities used net cash of $2.2 million for the nine months ended September 30, 1997 primarily to fund the Recapitalization.

     The Company has no long term debt, and as of September 30, 1998 and December 31, 1997, had $64.6 million and $50.4 million in cash and cash equivalents, respectively. The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of September 30, 1998 and December 31, 1997, the Company remained contingently liable under the recourse provisions associated with these sales in the amount of $46.1 million and $47.9 million, respectively.

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

     The Company believes that its existing cash balances, funds generated from operations and funds received from the sale of receivables will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. To the extent sufficient cash is not available from operations, the Company may need additional financing. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no material capital commitments or planned expenditures as of September 30, 1998.

YEAR 2000

     The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings of certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframe, PCs, and embedded systems. The Company is aware of and is addressing the issues associated with the programming code existing in computer systems as the year 2000 approaches.

     Substantially all of the Company's revenues have been derived from the licensing and servicing of products developed or acquired by SAG. Under the terms of the Cooperation Agreement, SAG is contractually required to ensure that its products are year 2000 compliant in accordance with a specified timetable. Although SAG has delayed the timetable set forth in the Cooperation Agreement for certain products, SAG has subsequently delivered most of the year 2000 compliant products set forth in the Cooperation Agreement in a timely manner.
As of October 27, 1998, there is one product that is not year 2000 compliant and the Company is awaiting delivery of this product from SAG. This product is not significant to the Company, as there was no license or maintenance revenue generated from this product in 1998 as of September 30, 1998. In addition, the Company has identified a few products that are year 2000 compliant but are not compatible with all other year 2000 compliant products. These delays and non-compatibility problems have had no material impact on the Company to date and the Company does not expect these problems to have a material impact to the Company's business, financial condition or results of operations. There can be no assurance, however, that compliant products will be delivered by SAG in a timely manner. In addition, there can be no assurances that the year 2000 compliant products will not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

     All other third party products, which are not developed or acquired by SAG, are expected to be year 2000 compliant by the end of 1999. The Company has sought written assurances from its principal third party vendors that their products are or will be year 2000 compliant. To date, the Company has received no indication from these vendors that their products will not be year 2000 compliant, therefore, the year 2000 risk associated with these products are not currently anticipated to have a material effect on the Company's business, financial condition or results of operations. There can be no assurance, however, that compliant products will be delivered by third parties in a timely manner.

     All products developed or acquired by the Company are year 2000 compliant.

     With respect to its internal information technology systems (including information technology-based office facilities such as data voice communications, and building management and security systems), the Company has established a rigorous internal readiness program which when completed should minimize any potential issues that may arise from the year 2000 date problem. The program includes the following major components: (i) a complete analysis, assessment and remediation of all internal software applications, (ii) a complete inventory of all computer hardware, communication equipment and third party software used by the Company in support of its internal operations,
(iii) a formal survey to all third party suppliers identified above requesting them to insure that the products that the Company is using are and will be year 2000 compliant, and (iv) the upgrade of all significant hardware and software to year 2000 compliant versions where needed. The Company expects to substantially complete its year 2000 readiness program for all hardware systems and its internal software applications by the end of the calendar year 1998 and the Company will continue to test and re-implement back into production its systems and internal applications in 1999.

     Although the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own year 2000 issues, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that they will not have an adverse effect on the Company's systems. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial conditions.

     Although the Company believes that its products will be year 2000 compliant, there can be no assurance that its customers' applications or databases will be year 2000 compliant, resulting in a failure of the customer's system. Therefore, the Company has provided year 2000 remediation services under standard services agreements with limits placed on liability and in some instances, the execution of performance bonds. For the nine months ended September 30, 1998, year 2000 remediation services revenues have been approximately $13.6 million. The Company does not believe that potential liability from these services will materially impact the Company's financial condition or results of operations, however, a certain amount of inaccuracy is inherent in all remediation. As a result of this inherent risk in remediation, the Company cannot guarantee that errors resulting from the year 2000 remediation services performed for customers will not materially adversely impact the Company's business, financial condition or results of operations.

     To date, the costs associated with preparing the Company's products and internal information technology systems to be year 2000 compliant have not been material to the Company's business, financial condition or results of operations and the Company does not expect these costs to materially impact the Company's business, financial condition or results of operations in the future. These costs are expensed as incurred. There can be no assurances, however, that the Company will not experience delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

     The most reasonably likely worst case scenarios would include:
(i) corruption of data contained in the Company's internal information systems,
(ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.).

     The Company is currently in an initial stage in preparing its contingency planning, which will include among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary. The Company anticipates the contingency planning to be completed by the second quarter of 1999.

SAFE HARBOR PROVISION FOR FORWARD-LOOKING STATEMENTS

     The statements contained in this report include forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include projections of financial results, expenditures and investment including but not limited to product development, financing of the Company's operations, capital commitments and expenditures and hedging transactions, and are based on the Company's current knowledge, beliefs, expectations and specific assumptions with respect to future business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to, the timely development, production, marketing and delivery of new products and services; significant quarterly and other fluctuations in revenues and results of operations; reliance on Software AG, Darmstadt, Germany for development and timely delivery of products; reliance on acquisitions; increased demand for year 2000 products and services; risks associated with conducting a professional services business; reliance on the mainframe computing environment and demand for the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; competition from other software companies; risks of protecting intellectual property rights and litigation; dependence on third-party technology; risks associated with international sales, distributors and operations; dependence on government contracts; control of the Company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with vendors, and attract and retain key employees; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports and filings.

                                    PART II

ITEM 5.  OTHER INFORMATION

     The SEC has promulgated new Rules 14a-4(c) and 14a-5(e) with respect to when a Company may exercise discretionary voting authority at an annual meeting over a stockholder proposal when the stockholder has not requested that the proposal be included in the proxy statement, i.e., the stockholder will make the proposal at the meeting. Pursuant to the new rules and the Company's Bylaws, a stockholder's notice of a proposal to be brought before an annual meeting generally must be delivered to the principal executive offices of the Company not less than 120 days prior to the date the Company's proxy statement for the previous year's annual stockholder meeting was released to stockholder in order to eliminate the Company's ability to exercise discretionary voting authority with respect to a proposal not discussed in the proxy statement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11  Computation of Earnings per Share
     27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 24, 1998 to report the resignation of Alan M. Teicher, Vice President-Sales of the Company.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SOFTWARE AG SYSTEMS, INC.



                                  BY: /s/ Harry K. McCreery
                                     -------------------------------------
                                      Harry K. McCreery
     Date:  November 12, 1998         Vice President, Treasurer and
                                      Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer and
                                      Duly Authorized Officer)