Form 10-K405
period 1998-12-31
SOFTWARE AG SYSTEMS INC
filed 1999-03-30
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant based on the closing price at which stock was sold on the New York Stock Exchange on March 12, 1999 was $184,570,746.

  As of March 12, 1999, 30,599,721 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 20, 1999 are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K from the date such document is filed.

                               TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----


                                     PART I

1.Business...............................................................    3
2.Properties.............................................................   16
3.Legal Proceedings......................................................   16
4.Submission of Matters to a Vote of Security Holders....................   16

                                    PART II

5.Market for Registrant's Common Equity and Related Stockholder Matters..   17
6.Selected Consolidated Financial Data...................................   17
7.Management's Discussion and Analysis of Financial Condition and Results
 of Operations...........................................................   19
7A.Quantitative and Qualitative Disclosures About Market Risk............   29
8.Consolidated Financial Statements and Supplementary Data...............   31
9.Changes in and Disagreements with Accountants on Accounting and Finan-
 cial Disclosure.........................................................   54

                                    PART III

10.Directors and Executive Officers of the Registrant....................   54
11.Executive Compensation................................................   54
12.Security Ownership of Certain Beneficial Owners and Management........   54
13.Certain Relationships and Related Transactions........................   54

                                    PART IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   55

                                    PART I

 ITEM 1. Business

Company Background and General Development of Business

  Software AG Systems, Inc., together with its subsidiaries (collectively, the "Company") is an enterprise solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's products are used to build, enhance and integrate mission-critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems and inventory management systems. To complement its products, the Company has a comprehensive professional services offering. The Company has over 25 years of experience in addressing the needs of organizations with complex enterprise level computing environments.

  The Company provides enterprise system products and related professional services used by organizations to develop new mission-critical applications and enterprise integration ("EI") software products and related professional services used to extend and integrate business applications. The Company's enterprise system products include Adabas, a high-performance database management system designed to operate with a variety of data types and computer platforms, and Natural, a 4GL programming language that enables the development of applications that are portable, scaleable and interoperable across multiple computing platforms. The Company also provides enterprise enablement software products and professional services that allow organizations to integrate their mission-critical applications with other applications and extend them to the Internet and intranets. Products in the EI area include EntireX, a family of enterprise integration products that facilitates the communication between application components across heterogeneous computing environments. The EntireX family includes EntireX DCOM, a product that uses Microsoft's ActiveX technology to integrate applications written in a variety of programming languages. Another EI product is iXpress, a web enablement and deployment platform. In the fourth quarter of 1998, the Company announced Sagavista, its EI product that is currently in development. The Company believes that Sagavista will help solve EI problems by providing a plug-and-play solution to link Enterprise Resource Planning ("ERP"), packaged, custom and legacy applications throughout an enterprise with little or no custom coding. The Company also has a year 2000 program which offers an internally developed software product, Sagacertify Tool Kit (formerly Insight 2000 Tool Kit), as well as project management and consulting services to assist customers in the resolution of their year 2000 problem. The Company's professional services that complement its products include technical consulting, application development, application integration, outsourcing and year 2000 services.

  In February 1981, the Company was incorporated as a Delaware corporation and established as a holding company for SAGA SOFTWARE, Inc. (formerly Software AG Americas, Inc.). Since 1973, SAGA SOFTWARE, Inc. has primarily licensed and serviced products of Software AG, a German software company ("SAG"), in the United States and other countries through a series of licensing agreements with SAG. In June 1981, the Company sold approximately 30% of its then outstanding common stock in an initial public offering. In 1988, SAG purchased all of the outstanding stock of the Company, thereby acquiring control of the Company. On March 31, 1997, SAG sold approximately 89% of the Company's then outstanding common stock to Thayer Equity Investors III, L.P. ("Thayer") and certain senior management of the Company (the "Recapitalization") and on November 21, 1997, the Company and certain stockholders of the Company consummated an initial public offering ("IPO").

  In May 1998, Thayer, TC Co-Investors, LLC, whose managing member is controlled by the principal members of Thayer's general partner ("TC Co-Investors"), and certain senior management of the Company and SAG sold 5,460,212 shares and an over-allotment of 819,031 shares of the Company's common stock par value $0.01 per share ("Common Stock") in a secondary offering ("Secondary Offering"). The Company received no proceeds from the Secondary Offering. After the Secondary Offering, Thayer, TC Co-Investors and SAG owned approximately 36%, 0.2% and 9%, respectively, of the Company's then outstanding Common Stock.

  The licensing agreement between the Company and SAG (the "Cooperation Agreement") among other things (i) provides the Company the exclusive and perpetual right to license and service in North America, South America, Japan and Israel (collectively, the "Territory") both existing and future products developed or acquired by SAG and (ii) provides SAG the exclusive and perpetual right to license and service outside the Territory both existing and future products developed or acquired by the Company. Each of the Company and SAG must pay the other 24% of the net revenues derived from such licenses. This 24% royalty rate is fixed for 20 years. Except under certain circumstances, the Company's minimum annual royalty payment to SAG through the year 2000 must equal at least $21.0 million. The Company paid royalty payments of approximately $29.3 million and $39.6 million to SAG in 1997 and 1998, respectively. The Company anticipates that the Cooperation Agreement and SAG's equity interest in the Company will promote close collaboration between the Company and SAG.

  The Cooperation Agreement contains certain safeguards to ensure that the Company and SAG are able to continue to exercise their respective rights to license and service each other's products in their respective territories. These safeguards include rights of first refusal with respect to assignments of proprietary rights to third parties and restrictions on SAG from competing against the Company in the Territory and on the Company from competing against SAG outside the Territory. The Cooperation Agreement also prohibits either party from consummating a change of control unless such party's successor agrees to be bound by the terms of the Cooperation Agreement with respect to all existing products of such party and future products that are materially derived therefrom. In addition, SAG is precluded from consummating a change of control unless its successor agrees to continue supporting the research and development of SAG's then existing and planned products for two years following the change in control. The Company is precluded from consummating a change in control in which certain specified entities would be its successor unless such entities agree to pay the Company's minimum annual royalty payments to SAG until the later of December 31, 2000 or two years following the change in control.

  The Company's products are distributed in Canada through SAGA SOFTWARE (CANADA) Inc. (formerly Software AG Systems (Canada) Inc.), an indirect subsidiary of the Company. On September 30, 1997, the Company acquired R.D. Nickel and Associates, Inc. ("R.D. Nickel"), a software company that develops, licenses and supports a family of application development products, including Construct and Construct Spectrum, with Software AG Systems (Canada) Inc. the surviving operating company. Before the acquisition, R.D. Nickel served as the exclusive distributor of the Company's products in Canada since 1973.

Relationship with and Royalty Payments to SAG

  The Company has the exclusive and perpetual right to license and service in the Territory both existing and future products developed or acquired by SAG and, historically, substantially all of the Company's revenues have been generated from the licensing and servicing of products developed or acquired by SAG. As a result, a materially adverse change in the financial condition or a change in control of SAG could have a material adverse effect on the business, financial condition and results of operations of the Company. In the past, SAG has reported operating losses. In addition, the failure of SAG to develop new products or enhancements to existing products in a timely manner, to provide ongoing technical support for its products or to adequately protect its proprietary rights could have a material adverse effect on the business, financial condition and results of operations of the Company. In the past, the Company has experienced delays in receiving products from SAG in a timely manner. The Cooperation Agreement requires SAG to ensure that its products are year 2000 compliant in accordance with a specified timetable. SAG has provided the Company with written assurances that the SAG-developed products that the Company is selling are year 2000 compliant. Both SAG and the Company are actively cooperating to verify the year 2000 compliance of these products through the exchange of information relative to the year 2000 test plans and results for these products. The Company has identified a few products that are compliant but are not compatible with all other year 2000 compliant products. At this time, these delays and non-compatibility problems have had no material financial impact on the Company. There is a risk to future financial performance and of potential liability to the Company if SAG fails to deliver the remaining products in a timely manner and resolve the compatibility issues for these products. Any failure by SAG to deliver these remaining products in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the Company's aggregate royalty payments to SAG fall below $21.0 million in any calendar year through the year 2000, the Company generally is required to pay the differential to SAG, and any such differential payment could have a material adverse effect on the Company's business, financial condition and results of operations.

  Because SAG has the exclusive and perpetual right to license and service in all territories other than the Company's Territory both existing and future products developed or acquired by the Company, the Company is dependent on SAG for the distribution of these products outside of the Territory. Any failure by SAG to distribute such products in a timely and effective manner could have a material adverse effect on the Company's business, financial condition and results of operations.

Company Strategy

  The Company's strategy is to further leverage its current leadership position in software solutions for the development and integration of enterprise applications for large organizations by extending its product and professional services offerings with a particular focus on the EI market. Key elements of the Company's strategy include developing the Company's own EI product offerings, offering additional enterprise systems products, leveraging its customer base, expanding professional service offerings and leveraging distribution channels.

  The Company intends to enhance and extend its product offerings with a primary focus on EI products. The Company believes that significant opportunity exists for software solutions which enable the integration of mainframe legacy applications with commercial ERP systems, applications developed internally by the Company and other client/server and Internet/intranet based applications. With EntireX, the Company will continue to extend Microsoft's ActiveX and DCOM technologies into large enterprise computing environments enabling its customers to achieve enterprise-wide application integration. The Company intends to broaden its product offerings through internal product development, additional product licenses from third parties and through acquisitions.

  Most of the Company's customers are large, sophisticated organizations with complex information systems in dispersed, heterogeneous computing environments. The Company believes it can expand its share of its customers' information technology ("IT") budgets through increased and improved product and professional services offerings.

  The Company believes that, due to the strategic nature of its products, customers require the Company to provide comprehensive professional services and support. The Company's strategy is to expand its key professional services offerings, which are centered around enterprise application development and integration, Web integration, technical consulting and the year 2000 problem. The Company recognizes that the demand for products and professional services that address the year 2000 problem will decline significantly following the year 2000. To compensate for this anticipated decline in revenue, the Company is focusing on developing two new service practices in the areas of outsourcing and EI. The Company expects to hire additional employees and consultants and to develop new professional services offerings to meet its customers' evolving service needs. The Company intends to expand its efforts to cross sell its professional services to its product customers.

  In addition, the Company places a strong emphasis on developing strategic business alliances. The Company currently has alliances with International Business Machines Corporation ("IBM"), Microsoft Corporation ("Microsoft") and SAP AG ("SAP"). In the future, the Company plans to develop additional alliances with certain ERP vendors, other packaged application vendors and service integrators.

  The Company directly and indirectly sells its products in over 20 countries within the Territory through exclusive distributors and wholly owned subsidiaries. Under its Cooperation Agreement with SAG, the Company has access to SAG's distribution channels for the Company's products (other than those licensed from SAG) in approximately 50 additional countries outside the Territory. The Company intends to leverage this distribution channel by developing and acquiring additional products for distribution by SAG.

Products and Services

 Enterprise Systems Products and Professional Services

  The Company provides a family of enterprise systems products and related professional services that allow its customers to develop and deploy enterprise solutions that are integrated with existing data and applications.

 . Natural, the Company's 4GL programming language for the enterprise environment, is designed to increase productivity in application software design, development and deployment. Natural supports rapid application development to RDBMS environments with applications that are portable, scaleable and interoperable across multiple computing platforms.

 . Add-on products for the Natural environment include: Predict, for repository-based development environments; Construct, for model-based rapid application development; and Construct Spectrum, for automated development of distributed components.

  The Company's family of data management solutions delivers access to data and is designed to ensure the reliability, integrity, and security of such data throughout an organization's computing environment.

 . Adabas, the Company's flagship high-performance database management product, is designed to handle large volumes of changing data requiring high levels of availability. It provides multi-data model support, multi-platform support, comprehensive SQL support, and a variety of extended capabilities that take advantage of technological advances in both hardware and software.

 . Add-on products for the Adabas environment include: Adabas SQL Server, an SQL interface to Adabas data; Adabas Adaplex+, a technology that distributes and presents a single view of multiple databases; Adabas Fastpath, which optimizes database and application performance; and Adabas Delta Save Facility, a product for reducing backup time and database recovery processing.

 . Enterprise Systems Services. These professional services focus on the deployment and use of the Company's database management and application development products, including application development and enhancement, application reengineering, application porting and rightsizing.

 EI Products and Professional Services

  The Company's EI products and professional services minimize the complexity of integrating a distributed computing environment that encompasses a variety of platforms, protocols, programming languages and databases.

 . The EntireX product family includes: Broker, a cross-platform messaging product that links mainframe applications and components to ActiveX- and Java-enabled desktops; and SAF Gateway, a central security administration environment. The Company also offers Broker APPC, a product that links Advanced Program-to-Program Communication and IBM's MQSeries-enabled mainframe applications to ActiveX- and Java-enabled desktops; Broker SDK, a set of software products for building and deploying distributed applications; and EntireX DCOM, a product that allows applications or pieces of applications to work together transparently on Windows, UNIX and MVS/VSE mainframe platforms.

 . iXpress is an Internet-enablement technology that combines component technology, such as Java and ActiveX, with enterprise systems, allowing organizations to deliver and manage business-critical information solutions via the Web.

 .  Sagavista is the Company's in-development enterprise integration engine.
   Sagavista is a business-centric EI software product that is expected to be able to intelligently link various systems in order to access desired enterprise information, integrating disparate operating environments within an enterprise. With pre-built solutions-ready integration adapters and message brokering technology from the Company, Sagavista is expected to permit global and rapidly changing businesses to experience improved sharing of data among connected applications or data sources in the enterprise, including ERP, custom, legacy packaged and database applications.

 . Integration Services. The Company offers its customers a variety of application integration professional services, such as integrating an organization's Internet site with an order entry system; integrating multiple sources of data, applications and services from multiple platforms; enabling secure access for suppliers to specific data and applications; and distributing application components across the network.

 Year 2000 Products and Services

 . Sagacertify Tool Kit is a product that allows developers to analyze and remediate Natural code by providing a picture of how much code needs to be fixed and helping project managers break year 2000 projects into segments and develop a comprehensive work plan for executing remediation.

 . Year 2000 Services. The Company's year 2000 professional services offerings include analysis, remediation, testing and reimplementation to assist customers in resolving their year 2000 problem. These services are provided through a professional staff with expertise in managing large projects and in the methodologies and products that underlie software integration and systems management. The Company also recently established Millennium
   Centers in Colorado, New Jersey and Texas to provide remediation and testing for its year 2000 program. Year 2000 remediation can be done at one of the Company's Millennium Centers or at the customer's site.

  The Company believes that its future growth depends, in part, on millions of instructions per second ("MIPS") growth in the Company's customer base, increased demand for the Company's enterprise systems product and future demand for the Company's EI product offerings. For the year ended December 31, 1998, the Company had revenues of $29.3 million from its year 2000 program. The Company anticipates that demand for products and professional services that address the year 2000 problem to continue in 1999 and decline significantly following the year 2000. If the demand in 1999 for year 2000 products and professional services is different than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

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

  Consulting Services. The Company also provides consulting services to complement all the other professional services offerings.

Product Maintenance and Customer Support

  The Company offers a wide range of product maintenance and customer support services. The Company believes that its future success is dependent in part on its ability to provide high levels of customer service in order to cultivate advocacy by the Company's installed customer base. For the year ended December 31, 1998, approximately 93% of the Company's customers who were eligible renewed at least one of their maintenance agreements. There can be no assurance that customers will continue to renew their maintenance agreements at this rate in the future.

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

Research and Development

  Prior to the Recapitalization, the Company was a wholly owned subsidiary of SAG and the Company's research and development efforts were directed by SAG. The Company's research and development expenses were $1.4 million in 1996.

  Since the Recapitalization, the Company has been building its internal product development group. The first product resulting from the Company's recent internal product development efforts is the Sagacertify Tool Kit, which was released in September 1997. The Company is currently developing Sagavista which it anticipates shipping in the second half of 1999. The Company intends to continue expanding its product development group through additional acquisitions, licensing arrangements and hiring of employees. The Company's research and development expenses were $1.1 million and $5.5 million in 1997 and 1998, respectively.

  Since the Cooperation Agreement provides the Company with an exclusive and perpetual right to license in the Territory products developed by SAG, the Company also expects to continue to benefit from SAG's product development efforts. SAG's product development costs were approximately $56.0 million each in 1996 and 1997 and are estimated to be at least $56.0 million in 1998.

  The process of developing new high-technology products is inherently complex and uncertain and requires innovative designs anticipating customer demands and technological trends. Without new products and services, the Company's products and services are likely to become obsolete and the Company's operating results are likely to be materially adversely affected. The Company must quickly develop and deploy its products in a cost effective manner to meet market needs. There can be no assurance that any potential product, including Sagavista, will ever be fully developed, shipped, economically feasible or work as expected.

  The Company's success will depend in part on its ability to acquire and/or develop product enhancements and new products that keep pace with continuing changes in technology and evolving customer preferences, and the timely delivery of products and product enhancements from SAG. There can be no assurance that the Company will be successful in acquiring and/or developing product enhancements or new products to adequately address changing technologies, that it can introduce such products or enhancements on a timely basis, that such products or enhancements will be successful in the marketplace or that SAG will deliver new products or product enhancements that will be successful in the marketplace in a timely manner. The Company's failure to acquire and/or develop technological improvements or to adapt its products to technological change may have a material, adverse effect on the Company's business, financial condition and results of operations.

  In addition, software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, new products may contain defects or software errors and, as a result, the Company may experience delayed or lost revenues during the period required to correct any defects or errors. Any such defects or errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance, or could require expensive product changes, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's Cooperation Agreement with SAG provides for only limited warranties by SAG with respect to the software products licensed by it to the Company and, therefore, the Company may be primarily liable to its customers for defects in SAG-supplied software.

Customers and Markets

  The Company's customers consist primarily of major corporations, government agencies and educational institutions. In 1996, 1997 and 1998, no single customer accounted for more than 10% of the Company's total revenue.

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

Sales and Marketing

  The Company sells and markets its products through both direct and indirect channels in the Territory. In North America, the Company sells and markets its products and services through a direct channel, operating 19 offices as of December 31, 1998. The Company sells its products in approximately 20 additional countries through six exclusive distributorships in South America, Japan and Israel. In addition, the Company has access to SAG's distribution channels for the Company's products (other than those licensed from SAG) in approximately 50 countries outside the Territory. Because the relationships with the Company's distributors and SAG are integral to the Company's success, the Company's continuing relationships with them are important to the Company's success. The Company's financial results could be materially adversely affected if the financial condition of these entities weakens or if the Company's relationships with these entities deteriorate.

  The Company's corporate marketing organization supports the Company's sales and professional services channels through the efforts of professionals with expertise in product marketing and marketing communications. The Company also has strategic marketing relationships with certain vendors of computing products and services including IBM, Microsoft and SAP AG.

Competition

  The markets for the Company's software products and professional services are highly competitive and characterized by continual change and improvement in technology. The Company provides products and professional services to several markets within the computer industry and encounters a variety of competitors within each market. The Company's competitors are numerous in all business areas ranging from highly specialized small firms to some of the largest corporations in the world. Many of the Company's competitors have significantly greater financial, marketing and other competitive resources than the Company. In addition, in certain markets in which the Company competes, such as the year 2000 market, there are no significant barriers to entry by competitors.

  In the enterprise systems markets, the Company's competitors with respect to enterprise and departmental database management products include IBM, Oracle Corporation ("Oracle"), Informix Corporation and Sybase, Inc. In addition, the Company's 4GL applications programming language, Natural, competes with offerings from both large and small companies, including Compuware, Inc., Oracle, IBM and Computer Associates, Inc. In the EI markets, the Company's products compete in both the component/object and the message oriented segments of the middleware market, where its competitors include IBM, BEA Systems, Inc., NEON Systems, Inc., Active Software, Inc., Vitria, Inc. and Iona, Inc. In the market for year 2000 products and professional services, the Company's competitors include Viasoft, Inc., BDM, Electronic Data Systems Corporation and IBM. Few of the Company's competitors compete in all of the same markets as the Company.

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

Trademarks and Proprietary Rights

  The products sold by the Company consist of products developed by SAG (e.g., Adabas, Natural and EntireX), products owned by other third parties which are distributed by the Company (e.g., iXpress) and products developed or acquired by the Company (i.e., Sagacertify Tool Kit, Construct and Construct Spectrum). For all of these products, the Company, if not the developer, is contractually obligated to provide appropriate security measures to protect the proprietary materials of SAG and other third parties against misappropriation and illegal copying.

  The Company treats all of the products that it distributes as proprietary trade secrets and confidential information. It relies primarily upon a combination of trade secret, copyright and trademark laws, its license agreements with customers, and its internal security systems, confidentiality procedures and employee agreements to maintain the security of its products. The Company typically provides its products to users under nonexclusive, nontransferable perpetual licenses which generally permit use of the licensed software solely for the user's internal operations on designated computers at specific sites. Under certain circumstances, the Company makes available the source code for its products under an escrow arrangement which restricts access to and use of the source code. Although the Company takes steps to protect its trade secrets and other proprietary rights, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

  The Company seeks to protect its software, documentation and other written materials under copyright law, and to assert trademark rights in its product names. Although the Company has not traditionally sought to protect its products under patent laws, the Company has filed a patent application with regard to its new Sagavista product in development. SAG and some third parties have patented, in the United States, Japan and/or the European Union, certain of the products which the Company distributes.

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

  iXpress(R) is a registered trademark of the Company in the United States and/or other countries and Construct(TM), Construct Spectrum(TM), Construct Spectrum SDK(TM), Sagacertify(TM), Sagavista(TM) and Insight 2000(SM) are trademarks or service marks of the Company in the United States and/or other countries. Adabas(R), Adaplex+(R) Entire(R), EntireX DCOM(TM), Entire Broker(TM), Entire Broker SDK(TM), Entire Broker APPC(TM), Entire SAF Gateway(TM), Natural(R), Natural Lightstorm(TM), Adabas Delta Save Facility(TM), Adabas Fastpath(TM), and Adabas SQL Server(TM) are developed by SAG of Darmstadt, Germany and are distributed in the United States, South America, Latin America, Canada, Israel and Japan exclusively through the Company and its distributors. Adabas(R) and Natural(R) are registered trademarks of SAG. Except for Adabas(R) and Natural(R), these products developed by SAG are either registered trademarks or trademarks of the Company in the United States and/or other countries. Trade names and trademarks of other companies appearing in this report are the property of their respective owners. The duration of each of the registered trademarks is 10 years and the duration of each of the common law trademarks is perpetual. The trademarks are an integral part of the Company's product identification.

Employees

  As of February 28, 1999, the Company had approximately 900 employees. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

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

  While historically the Company primarily has relied on SAG for product development, the Company believes its future success will also depend in part upon its ability to develop its own technologies and products and, consequently, upon its ability to attract and retain highly skilled technical and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, integrating and retaining new personnel in the future. Failure to attract, integrate and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, at December 31, 1998, the Company had approximately 160 independent contractors working as technical consultants primarily in connection with the Company's professional service offerings. Competition for such contractors is intense and the failure to continue to attract, hire and retain such contractors when they are needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Matters

  The Company does not expect compliance with federal, state and local provisions relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company's competitive position. Presently, there are no material expenditures anticipated for environmental control facilities for 1999 or the near future.

Backlog

  The Company believes that backlog is not a meaningful indicator of future business prospects due to the relatively short period of time between acceptance of an order and delivery and the portion of revenue related to its service and support business. As of December 31, 1998, the Company does not have a material backlog and the majority of the backlog will be filled by December 31, 1999.

Other Conditions Related to the Business

  In addition to other risk factors herein, the Company may be subject to the following risks and uncertainties.

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

  The Company offers its customers installment payment plans as a vehicle for financing license fees. Customers have expressed a desire to finance large purchases, therefore, the Company acts competitively in allowing them to do so. The Company maintains its own financing plans rather than utilizing banks or other third parties to arrange client financing, although historically certain installment accounts receivable have been sold to third parties. See
Note 7 of Notes to Consolidated Financial Statements.

  Reliance on Acquisitions. The Company believes that its future growth may depend, in part, on its ability to successfully identify, acquire and then develop promising technologies and products. In addition, the Company intends to build its product development staff in part through acquisitions. The integration of R.D. Nickel or any other future acquisitions into the Company's existing business could result in certain unanticipated difficulties that could require a disproportionate amount of management's attention and the Company's resources. Furthermore, there can be no assurance that the anticipated benefits of acquiring R.D. Nickel or any other future acquisition will be realized. The Company has limited experience in completing acquisitions and integrating acquired technologies or products into its operations. The Company may compete for future acquisition opportunities with other companies that have significantly greater financial and management resources and there can be no assurance that the Company will be successful in identifying, acquiring and developing products and technology. Acquisitions could also have adverse short-term effects on the Company's operating results, and could result in dilutive issuances of equity securities and the incurrence of debt and contingent liabilities. In addition, many business acquisitions must be accounted for as purchases and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and may also involve charges for acquired research and development projects, which could have a material adverse effect on the Company's operating results. The Company has incurred significant charges of this nature in connection with its acquisition of R.D. Nickel.

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

  Royalty revenues from international distributors represented 17%, 15% and 10% of the Company's total revenues in 1996, 1997 and 1998, respectively. This decline in percentage was primarily due to the acquisition in September 1997 of R.D. Nickel, a former international distributor of the Company, and a higher growth rate in total revenues compared to the revenue growth rate from international distributors. Excluding the revenue from R.D. Nickel prior to the acquisition, the revenue from international distributors would have increased each year from 1996 to 1998. The Company anticipates that royalty revenues from international sales and services will continue to account for a material portion of its total revenues in the foreseeable future. As a result, the Company may be subject to certain risks associated with international operations, foreign currency exchange rate fluctuations and the application and imposition of protective legislation and regulations relating to import or export activities (including export of high technology products) or otherwise resulting from foreign policy or the variability of foreign economic conditions.

  The Company's international distributors report and pay royalties in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented less than 3% of total revenues in each 1996, 1997 and 1998. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were approximately 4% of total revenues in the fourth quarter of 1997 and 5% of the total revenues in 1998. The Company, therefore, has not, to date, engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

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

  See Note 16 of Notes to Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Company's operations.

  Potential for Contract Liability. The Company markets its products and professional services to customers for, among other things, developing, building, deploying, maintaining and managing mission-critical computer software applications and for addressing the year 2000 problem. The Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability claims relating to the Company's products or professional services. Despite this precaution, there can be no assurance that the limitations of liability set forth in the Company's agreements would be enforceable or would otherwise protect the Company from liability for damages. Although the Company has not experienced any material liability claims to date, the sale and support of the Company's products and professional services may entail the risk of such claims, which could be substantial in light of the use of such products in mission-critical applications. A material liability claim against the Company, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Therefore, any material liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on State, Local and Other Government Contracts. The Company derived 24%, 30% and 20% of its total revenues in 1996, 1997 and 1998, respectively, from selling its products and professional services directly or indirectly to state and local government agencies. In addition, the Company derived 9%, 11% and 8% of its total revenues in 1996, 1997 and 1998, respectively, from selling its products and professional services directly or indirectly to federal government agencies. Any failure to obtain a contract award, or a delay on the part of a government agency in making the award or in ordering products and professional services under an awarded contract, could have a material adverse effect on the Company's business, financial condition and results of operations. Other risks generally involved in government sales include the larger discounts (and thus lower margins) typically involved in government sales, the dependence of the Company on the ability of a prime contractor, if any, to obtain the award and perform the contract, the unpredictability of funding for various government programs, the ability of the government agency to unilaterally terminate the contract, and the dependence on the creditworthiness of any prime contractor (some of which are relatively small organizations without substantial funds). The Company anticipates that state, local and other government sales will continue to represent a significant but fluctuating portion of its revenues in the future.

  Fixed Price Contracts. Revenues from fixed price contracts represented approximately 8%, 12% and 11% of the Company's total revenues for 1996, 1997 and 1998, respectively. In making proposals for fixed price contracts, the Company relies on its estimated costs for completing the project. These estimates reflect, among other factors, judgments as to the efficiencies of the Company's technology and services as applied to the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has suffered material losses on fixed price contracts.

  Control By Officers, Directors and Thayer. As of March 12, 1999, the Company's officers and directors, and their affiliates, in the aggregate, have voting control of approximately 47% of the Company's outstanding Common Stock. In particular, Thayer and its affiliates have voting control of approximately 35% of the Company's outstanding Common Stock. As a result, these stockholders will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Thayer and the Company's officers and directors under certain circumstances could have the effect of preventing or delaying a change in control of the Company.

  Anti-Takeover Effect of Certain Provisions. The Company's Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Company. Such provisions could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, the Company's Board of Directors is divided into three classes, the members of each of which will serve for a staggered three-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors. Certain provisions of the Cooperation Agreement with SAG may also have the effect of discouraging a third party from making an acquisition proposal for the Company.

 ITEM 2. Properties.

  The Company's executive offices, principal marketing and data center facilities are located in approximately 173,000 square feet of space in a three building campus that the Company leases in Reston, Virginia. The Company also leases approximately 11,000 square feet of space for use as a print shop and materials distribution center in Dulles, Virginia. The Company's Customer Service and Support Center is located in approximately 86,000 square feet that the Company leases in Highlands Ranch, Colorado. The Company currently sublets approximately 18,000 and 25,000 square feet of the Reston and Highlands Ranch locations, respectively.

  The Company's subsidiary in Mexico leases offices of approximately 15,000 square feet in Mexico City and Monterrey, Mexico. In addition, the Company leases product sales and professional services branch offices of approximately 43,000 square feet in the following cities in Canada: Calgary, Cambridge, Edmonton, Montreal, Ottawa and Toronto.

  The Company leases product sales and professional services branch offices in: Irvine and Sacramento, California; Atlanta, Georgia; Chicago, Illinois; Braintree, Massachusetts; Bloomington, Minnesota; Fort Lee, New Jersey; Plymouth Meeting, Pennsylvania; Dallas, Texas; Bellevue, Washington and Reston, Virginia in the United States.

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

                                    PART II

 ITEM 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

Price Range of Common Stock

  The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol AGS. The following table sets forth the quarterly high and low prices as reported by the NYSE composite transactions for 1997 and 1998. As the Company's IPO went effective on November 17, 1997 and trading began in the Company's Common Stock on November 18, 1997, the quarterly high and low prices reported by the NYSE composite transactions are only available beginning with the fourth quarter in 1997.

                                                           1997      1998
                                                        ---------- -----------
   Quarters ended,                                       High  Low High    Low
   ---------------                                      ------ --- ----    ---
   March 31,...........................................    n/a n/a 27 1/4  11 1/8
   June 30,............................................    n/a n/a  33     22 1/2
   September 30,.......................................    n/a n/a  32     15 7/8
   December 31,........................................ 14 1/2  10 20 3/4  11 7/8

Dividends

  The Company did not pay any cash dividends in 1997 or 1998 and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Holders of Record

  The Company had approximately 3,945 stockholders of record of its Common Stock at March 26, 1999.

 ITEM 6. Selected Consolidated Financial Data.

  The consolidated statement of operations data set forth below for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the Company's consolidated financial statements, which statements have been audited by KPMG LLP, independent certified public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The historical financial data set forth below for the periods ended, or as of the dates prior to, March 31, 1997 reflect the results of operations and balance sheet data of the Company prior to the Recapitalization when the Company was a wholly owned subsidiary of SAG and is captioned as "Predecessor". The historical financial information subsequent to March 31, 1997 reflects the results of operations and balance sheet data subsequent to the Recapitalization and is captioned as "Successor".

                                 Predecessor         Combined(1) Predecessor     Successor
                          -------------------------- ----------- ----------- -----------------
                                                                    Three      Nine
                                                                   months     months    Year
                                 Years ended December 31,           ended     ended    ended
                          --------------------------------------  Mar. 31,   Dec. 31, Dec. 31,
                            1994     1995     1996      1997        1997       1997     1998
                          -------- -------- -------- ----------- ----------- -------- --------
                                         (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Software license fees...  $ 51,832 $ 52,061 $ 52,163  $ 64,137     $ 7,341 | $ 56,796 $ 94,899
Maintenance fees........    65,871   65,307   69,702    72,689      17,352 |   55,337   83,817
Professional service                                                       |
 fees...................    29,552   35,194   34,975    44,398       9,948 |   34,450   70,273
                          -------- -------- --------  --------     ------- | -------- --------
  Total revenues........   147,255  152,562  156,840   181,224      34,641 |  146,583  248,989
Gross profit............    77,429   81,239   83,869    94,984      17,127 |   77,857  142,771
Operating expenses                                                         |
 before write-off.......    76,534   78,051   78,588    75,171      15,817 |   59,354  100,690
Write-off of acquired                                                      |
 in-process research and                                                   |
 development costs(2)...       --       --       --      6,051         --  |    6,051      --
Income from operations..       895    3,188    5,281    13,762       1,310 |   12,452   42,081
Net income..............  $  1,382 $  3,326 $  6,209  $  6,711     $ 1,373 | $  5,338 $ 27,710
                          ======== ======== ========  ========     ======= | ======== ========
Net income per common                                                      |
 share(3)...............  $   0.05 $   0.12 $   0.23  $   0.27     $  0.06 | $   0.21 $   0.93
                          ======== ======== ========  ========     ======= | ======== ========
Net income per common                                                      |
 share--assuming                                                           |
 dilution(3)............  $   0.05 $   0.11 $   0.21  $   0.25     $  0.05 | $   0.20 $   0.87
                          ======== ======== ========  ========     ======= | ======== ========
Dividends...............  $    600 $  1,700 $  9,000  $    --      $   --  | $    --  $    --
                          ======== ======== ========  ========     ======= | ======== ========

                                         Predecessor             Successor
                                  -------------------------- -----------------
                                                 December 31,
                                  --------------------------------------------
                                   1994     1995      1996     1997     1998
                                  ------- --------  -------- -------- --------
                                                (in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)........ $ 5,167 $ (2,465) $ 30,421|$ 62,052 $ 85,946
Total assets.....................  86,466  125,612   158,088| 201,737  253,765
Long-term debt, less current                                |
 maturities......................     431      --        -- |     --       635
Total stockholders' equity.......  30,972   32,599    29,808|  89,818  127,908

--------
(1) Reflects combined data for the three months ended March 31, 1997 (prior to the Recapitalization) and for the nine months ended December 31, 1997 (subsequent to the Recapitalization).
(2) The write-off of acquired in-process research and development costs for the year ended December 31, 1997 relates to the Company's acquisition of R.D. Nickel. Before deducting the nonrecurring write-off for this period, income from operations was $19.8 million, net income was $12.8 million and basic and diluted earnings per share for net income was $0.51 and $0.48, respectively.
(3) In accordance with the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") issued by the Financial Accounting Standards Board, the Company adopted the SFAS No. 128 during 1997. For all periods presented prior to 1997, the Company retroactively adopted SFAS No. 128 for calculating and presenting the earnings per share. See Note 1 of Notes to Consolidated Financial Statements.

 ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  In February 1981, the Company was incorporated as a holding company for SAGA SOFTWARE, Inc. (formerly Software AG of North America, Inc.). In June 1981, the Company sold approximately 30% of its then outstanding common stock in an initial public offering. In 1988, SAG purchased all of the outstanding stock of the Company, thereby acquiring control over the Company. On March 31, 1997, the Company consummated the Recapitalization, whereby SAG sold approximately 89% of the Company's then outstanding common stock to Thayer and certain senior management of the Company (See Note 2 of the Notes to Consolidated Financial Statements). On November 21, 1997, the Company and certain stockholders of the Company consummated the IPO which resulted in net proceeds to the Company of $42.8 million (See Note 3 of the Notes to Consolidated Financial Statements).

  In May 1998, Thayer and certain senior management of the Company and SAG sold 5,460,212 shares and an over-allotment of 819,031 shares of the Company's Common Stock in the Secondary Offering. The Company received no proceeds from the Secondary Offering. After the Secondary Offering, Thayer and SAG owned approximately 36% and 9%, respectively, of the Company's then outstanding Common Stock.

  Immediately prior to the consummation of the Recapitalization, the Company entered into a perpetual Cooperation Agreement with SAG. As consideration for the Cooperation Agreement, the Company paid SAG approximately $22.6 million. Under the Cooperation Agreement, each of the Company and SAG are required to pay the other royalties of 24% of net revenues from sales of licenses of, and technical services on, each other's products for the initial 20 years of the perpetual term of the agreement. For calendar years 1997 through 2000, the Company will be required to pay SAG minimum annual royalties of $21.0 million, provided that SAG's worldwide product and technical services revenues for each of those years are at least equal to SAG's 1996 worldwide revenues. In the event of a decrease in SAG's worldwide revenues, the minimum annual royalty requirement will be reduced proportionately. The Company's Cooperation Agreement has been recorded at $23.5 million, its fair value, determined at the time of the Recapitalization through an independent appraisal. The Company recorded remaining assets and liabilities at book value which approximates the fair value at the date of acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6.4 million was recorded. The Cooperation Agreement and the goodwill are being amortized on a straight-line basis over 10 years. See Note 2 of the Notes to Consolidated Financial Statements.

  On September 30, 1997, the Company acquired R.D. Nickel, a software company that develops, licenses and supports a family of application development products. R.D. Nickel is located in Ontario, Canada. The transaction was accounted for using the purchase method of accounting for a business combination. As a result of this acquisition, the Company recorded an approximately $6.1 million non-recurring charge against earnings for in-process research and development costs in September 1997. The Company also recorded goodwill (excess purchase price) in the amount of approximately $5.0 million, which is being amortized over ten years. As of October 1, 1997, the operating results of R.D. Nickel have been consolidated with the Company's operating results. See Note 4 of the Notes to Consolidated Financial Statements.

  The Company is an enterprise solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services.

  The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and enterprise integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. Enterprise integration products include EntireX, a family of integration products, and Sagacertify Tool Kit (formerly Insight 2000 Tool Kit), a software product that addresses the year 2000 problem.

  The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and enterprise integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed products.

  The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and enterprise integration products, and through educational services. The Company's professional services offerings include consulting, software integration, system implementation, large project management and year 2000 analysis and remediation. The services are delivered on either a time and material basis or a fixed price basis.

  The Company markets and sells its software products and maintenance services, as well as third-party products, through direct and indirect channels in its Territory. In North America, a direct sales and support structure is utilized through the Company's wholly owned subsidiaries. In the remainder of the Territory, exclusive distributors sell the Company's products and provide maintenance support and pay the Company a royalty on the revenues derived therefrom. The Company has historically generated the majority of its revenues from sales within the United States. Royalty revenues from international distributors represented approximately 17%, 15% and 10% of the Company's total revenues in 1996, 1997 and 1998, respectively.

  The Company offers its products and professional services to certain customers under Enterprise License Agreements ("ELAs"). ELAs are typically long-term contracts of three to five years which include software products, maintenance support and professional services. Revenues from software licenses sold as part of an ELA are recognized as revenue when such products are shipped. Revenue from maintenance support and professional services are recognized as provided.

  On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amount revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defer certain portions of SOP 97-2 until the Company's fiscal year 2000. Management of the Company is currently evaluating what impact, if any, SOP 97-2 will have on the Company's revenue recognition policies once the portions of SOP 97-2, which have been deferred become effective (see Note 1 of the Notes to Consolidated Financial Statements).

Results of Operations

Years ended December 31, 1998 and 1997

Revenues

  Total Revenues. The Company's total revenues were $249.0 million and $181.2 million in 1998 and 1997, respectively, representing an increase of 37%.

  Software License Fees. Software license fees were $94.9 million and $64.1 million in 1998 and 1997, respectively, representing an increase of 48%. This increase was primarily attributable to the expanded deployment of the Company's products within the current customer base, combined with the increased number of new ELAs entered into in 1998 compared to 1997. There were 54 new ELAs with software license fees of $41.3 million compared to 47 ELAs with software license fees of $27.7 million in 1997.

  Maintenance Fees. Maintenance fees were $83.8 million and $72.7 million in 1998 and 1997, respectively, representing an increase of 15%. This increase was primarily attributable to expansion of the installed base due to strong license sales. The increase was also attributable to the incremental revenue recorded since the R.D. Nickel acquisition in September 1997.

  Professional Services Fees. Professional services fees were $70.3 million and $44.4 million in 1998 and 1997, respectively, representing an increase of 58%. This increase was primarily attributable to the increase in the revenue generated from the Company's year 2000 program which began in 1997. The year 2000 program revenue increased to $29.3 million in 1998 from $6.6 million in 1997. The Company anticipates demand for product and professional services that address the year 2000 problem to continue in 1999 and decline significantly following the year 2000. If the demand in 1999 for year 2000 products and professional services is different than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

Cost of Revenues

  Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $23.3 million and $19.9 million in 1998 and 1997, respectively, representing 25% and 31% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage decrease was primarily due to the shift in the mix of third party products sold, including those developed by SAG. The royalty rates on third party products vary from 24% to 40%. The decrease in the percentage was also attributable to an increase in the sale of the Company owned products compared to the prior year.

  Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $30.0 million and $28.8 million in 1998 and 1997, respectively, representing 36% and 40% of maintenance fees for each respective period. The increase in dollar amount was primarily attributable to the increase in sale of software license and maintenance fees. The percentage decrease was primarily attributable to the shift in the mix of third party products sold, including those developed by SAG, and improved utilization of existing resources.

  Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $52.8 million and $37.6 million in 1998 and 1997, respectively, representing 75% and 85% of professional services fees for each respective period. The increase in the dollar amount was primarily due to an increase in sales volume. The decrease in percentage was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources.

Operating Expenses

  Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $5.5 million and $1.1 million in 1998 and 1997, respectively, representing 6% and 2% of software license fees for each respective period. The increases in both the dollar amount and the percentage were primarily due to expenses incurred in support of the Company's current product in development, Sagavista. The total number of developers has increased to 54 in 1998 from 8 in 1997. The Company expects software product development expenses to increase in the future as a percentage of software license fees as the management of the Company has undertaken several strategic initiatives since the Recapitalization to increase revenue growth and profitability.

  Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, proposal writing, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $47.6 million and $38.3 million in 1998 and 1997, respectively, representing 19% and 21% of total revenues for each respective period. The increased dollar amount was mainly attributable to several new marketing programs implemented in 1998 combined with increased commissions associated with higher revenues compared to the prior year. Additionally, the increase in the dollar amount was due to the incremental sales and marketing expenses recorded since the R.D. Nickel acquisition in September 1997. The decrease in percentage was primarily due to a higher percentage increase in revenue than the percentage increase in sales and marketing expenses over the prior year.

  Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, amortization expenses, accounting and legal expenses. Administrative and general expenses were $47.6 million and $35.8 million in 1998 and 1997, respectively, representing 19% and 20% of total revenues for each respective period. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent and growing company (prior to the Recapitalization, the Company's ability to market and grow its business was limited by the business of its then parent company, SAG), amortization expenses relating to the goodwill and the Cooperation Agreement resulting from the Recapitalization on March 31, 1997 and amortization expenses relating to the goodwill associated with the R.D. Nickel acquisition completed in September 1997.

  Write-off of Acquired In-Process Research and Development Costs. The write-off of acquired in-process research and development costs in 1997 was attributable to certain of the products acquired in the acquisition of R.D. Nickel. See Note 4 of Notes to Consolidated Financial Statements.

Other

  Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short term investments, long term customer contracts carried by the Company and miscellaneous income, offset by miscellaneous expenses. Other income and expense, net, was $4.0 million and $2.0 million in 1998 and 1997, respectively. This increase was primarily attributable to the increase in the interest income from cash, cash equivalents and the short-term investments in 1998.

  Income Tax Provision. The income tax provision was $18.4 million and $9.0 million in 1998 and 1997, respectively, resulting in effective tax rates of 39.9% and 41.5% (exclusive of the write-off of acquired in process research and development costs in 1997), respectively. The higher effective tax rate in 1997 was primarily due to the non-deductible expenses incurred as a result of the Recapitalization.

Years ended December 31, 1997 and 1996

Revenues

  Total Revenues. The Company's total revenues were $181.2 million and $156.8 million in 1997 and 1996, respectively, representing an increase of 16%.

  Software License Fees. Software license fees were $64.1 million and $52.2 million in 1997 and 1996, respectively, representing an increase of 23%. This increase was primarily attributable to the reorganization of the direct sales force at the beginning of 1997 into three groups, with one group focused on software products, another on professional services and a third on the year 2000 program. As a result of this reorganization, the Company has experienced increased acceptance of ELAs by its customer base. In 1997, the Company entered into 47 ELAs, compared to 30 ELAs in 1996. The increase in revenue was also impacted by the incremental revenue recorded since the acquisition of R.D. Nickel in September 1997.

  Maintenance Fees. Maintenance fees were $72.7 million and $69.7 million in 1997 and 1996, respectively, representing an increase of 4%. This increase was primarily attributable to the effect of price increases, combined with an increase in the maintenance base from the sale of new software licenses and incremental maintenance fees recorded since the R.D. Nickel acquisition.

  Professional Services Fees. Professional services fees were $44.4 million and $35.0 million in 1997 and 1996, respectively, representing an increase of 27%. This increase was primarily attributable to the Company's year 2000 program, which began in 1997 and contributed $6.6 million of professional services fees in 1997.

Cost of Revenues

  Software License. Software license costs were $19.9 million and $14.1 million in 1997 and 1996, respectively, representing 31% and 27% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage increase was primarily due to a shift in product mix since royalty rates on third-party products varied from 24% to 40%.

  Maintenance. Maintenance costs were $28.8 million and $25.9 million in 1997 and 1996, respectively, representing 40% and 37% of maintenance fees for each respective period. This increase was primarily attributable to the hiring of additional staff to support new enterprise integration products.

  Professional Services. Professional services costs were $37.6 million and $33.0 million in 1997 and 1996, respectively, representing 85% and 94% of professional services fees for each respective period. The improvement in margin was primarily attributable to improved performance on fixed price contracts combined with improved utilization of resources. Both of these improvements were derived from process changes initiated in late 1995 that included enhanced infrastructure and tools for project management, improved estimating and bidding processes and expanded quality control procedures.

Operating Expenses

  Software Product Development. Software product development costs were $1.1 million and $1.4 million in 1997 and 1996, respectively, representing 2% and 3% of software license fees for each respective period. This decrease was the result of a sale, with transfer of the applicable software product development costs, of one of the Company's products in 1996 to a third party. This decrease was partially offset by the incremental product development costs recorded since the acquisition of R.D. Nickel. Prior to the Recapitalization, the Company's ability to invest in software product development was constrained. The Company expects software product development expenses to increase in the future as a percentage of software license fees.

  Sales and Marketing. Sales and marketing expenses were $38.3 million and $48.7 million in 1997 and 1996, respectively, representing 21% and 31% of total revenues for each respective period. This decrease was primarily attributable to reductions in the direct sales force and related support personnel, combined with reductions in marketing staff and programs. These reductions, which were undertaken to reduce the Company's cost of sales relative to software license fees and were part of an overall cost reduction program, began in 1995 and were substantially implemented by June 1997. The overall decrease in the sales and marketing expenses was slightly offset by the incremental expenses recorded since the acquisition of R.D. Nickel.

  Administrative and General. Administrative and general expenses were $35.8 million and $28.5 million in 1997 and 1996, respectively, representing 20% and 18% of total revenues for each respective period. The increased dollar amount was primarily attributable to increases in personnel related expenses and infrastructure required to support an independent company. The increase was also attributable to amortization expenses relating to goodwill and the Cooperation Agreement resulting from the Recapitalization on March 31, 1997 and amortization expenses relating to the goodwill associated with the R.D. Nickel acquisition in September 1997.

  Write-off of Acquired In-Process Research and Development Costs. The write-off of acquired in-process research and development costs in 1997 was attributable to certain of the products acquired in the acquisition of R.D. Nickel. See Note 4 of Notes to Consolidated Financial Statements.

Other

  Other Income and Expense, Net. Other income and expense, net, was $2.0 million and $5.2 million in 1997 and 1996, respectively. This decrease was primarily attributable to the interest income recorded on $30.0 million in loans made to SAG combined with income received for the sale of the rights to one of the Company's products in 1996. The loans to SAG were offset against payables due SAG in March 1997 prior to the Recapitalization.

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

                                       Predecessor          Successor
                                       ----------- ---------------------------
                                          Three
                                         months        Three months ended,
                                         ended,    ---------------------------
                                        Mar. 31,   June 30, Sept. 30, Dec. 31,
                                          1997       1997     1997      1997
                                       ----------- -------- --------- --------
                                        (in thousands, except per share data)

Revenue...............................   $34,641 | $42,947   $46,729  $56,907
Gross profit..........................    17,127 |  22,845    23,748   31,264
Net income (loss).....................     1,373 |   2,151    (3,227)   6,414
Net income (loss) per share...........      0.06 |    0.09     (0.13)    0.24
Net income (loss) per share-assuming             |
 dilution.............................   $  0.05 | $  0.08   $ (0.13) $  0.23

                                                      Successor
                                       ---------------------------------------
                                                 Three months ended,
                                       ---------------------------------------
                                        Mar. 31,   June 30, Sept. 30, Dec. 31,
                                          1998       1998     1998      1998
                                       ----------- -------- --------- --------
                                        (in thousands, except per share data)
Revenue...............................   $55,863   $60,352   $62,923  $69,851
Gross profit..........................    31,635    36,211    35,041   39,884
Net income............................     5,390     6,145     6,823    9,352
Net income per share..................      0.18      0.21      0.23     0.31
Net income per share-assuming dilu-
 tion.................................   $  0.17   $  0.19   $  0.21  $  0.29

  Net loss for the quarter ended September 30, 1997 includes the write-off of acquired in-process research and development costs of $6.1 million which relates to the Company's acquisition of R.D. Nickel. Before deducting the nonrecurring write-off for this period, net income was $2.8 million, net income per share was $0.12 and net income per share--assuming dilution was $0.11.

  As a result of the Recapitalization on March 31, 1997, the Company is no longer a wholly owned subsidiary of SAG. Management has undertaken several strategic initiatives since the Recapitalization to increase revenue growth and profitability including building a product development organization, developing products and professional services offerings that address the year 2000 problem and acquiring R.D. Nickel. The revenue and profit improvements since March 31, 1997 may be partially attributable to these changes, but there can be no assurance that this trend will continue in future quarters. Due in part to these initiatives, the Company expects that product development costs as a percentage of software license fees will increase and that administrative and general expenses as a percentage of total revenues will decrease.

  The Company's results of operations have historically fluctuated on a quarterly basis and although future results are uncertain, they are expected to be subject to quarterly fluctuations in the future. The Company's software license fees have tended to increase through each successive quarter of the year, with software license fees in the first quarter of a year being lower than those in the immediately preceding fourth quarter of the prior year. Third quarter results have been favorably affected by increased end of the year spending by the Company's government customers. Fourth quarter results benefit from those customers who operate on a calendar year basis, combined with the Company's sales compensation plans which include incentives for achieving annual targets. In addition, due to the reorganization of the sales force and the increase in the number of ELAs, the Company's historic trend of third and fourth quarter revenues that are higher than previous first and second quarter revenues may not continue.

  Software license costs have varied from period to period and can be expected to fluctuate in the future primarily due to shifts in product mix since royalty rates on third party products vary from 24% to 40% and due to an increase in the sale of the Company owned products.

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

Liquidity and Capital Resources

  The Company has financed its operations principally through cash flow from operating activities. However, the Company periodically sells long term customer receivable contracts in order to meet its short term cash needs. Sales of long term customer receivable contracts increased in recent years in order to meet SAG's directives, in connection with the Recapitalization and to fund the R.D. Nickel acquisition. Net cash provided by operating activities was $21.8 million, $13.3 million and $37.5 million for 1998, 1997 and 1996, respectively, primarily from the net proceeds from sales of accounts receivable in the amount of $18.1 million, $24.3 million and $28.4 million, respectively.

  Investing activities used net cash of $14.4 million, $33.2 million, and $4.3 million during 1998, 1997, and 1996, respectively, primarily to fund capital expenditures needed to support expansion of the Company's business, to purchase short-term investments, to provide loans to SAG, to purchase the Cooperation Agreement from SAG and the acquisition of R.D. Nickel.

  Financing activities provided net cash of $2.7 million and $44.6 million for 1998 and 1997, respectively, primarily from the proceeds from stock options exercised, stock purchased from the Employee Stock Purchase Plan and the sale of Common Stock from the IPO. During 1996, financing activities used net cash of $9.0 million primarily for the payment of dividends.

  The Company had $70.9 million and $50.4 million in cash, cash equivalents and short-term investments as of December 31, 1998 and 1997, respectively. The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of December 31, 1998 and 1997, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $24.7 million and $47.9 million, respectively. The sale of accounts receivable which occurred in 1998 do not carry the recourse provision. The Company's accounts receivable days sales outstanding at December 31, 1998 and 1997 were 64 and 62, respectively.

  The Company's international distributors report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented less than 3% of total revenues each in 1998, 1997 and 1996, respectively. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were approximately 4% of total revenues in the fourth quarter of 1997 and 5% of the total revenues in 1998. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be designated as a hedge. As stated previously, the Company does not currently enter into any derivative or hedging transactions. If the Company enters into any of these transactions in the future, the adoption of this statement may impact the accounting for those transactions.

  The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

  The Company believes that with its existing cash balances, short-term investments, funds generated from operations and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no material capital commitments or planned expenditures as of December 31, 1998.

Year 2000 Compliance

  The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings of certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframe, PCs, and embedded systems. The Company is aware of and is addressing issues associated with the programming code existing in computer systems as the year 2000 approaches.

  Substantially all of the Company's revenues have been derived from the licensing and servicing of products developed or acquired by SAG. Under the terms of the Cooperation Agreement, SAG is contractually required to ensure that its products are year 2000 compliant, as defined in the Cooperation Agreement, in accordance with a specified timetable. SAG has provided the Company with written assurances that the SAG-developed products that the Company is selling are year 2000 compliant. Both SAG and the Company are actively cooperating to verify the year 2000 compliance of these products through the exchange of information relative to the year 2000 test plans and results for these products. The Company has identified a few SAG products that are year 2000 compliant but are not compatible with all other year 2000 compliant products. These delays and non-compatibility problems have had no material impact on the Company to date and the Company does not expect these problems to have a material impact to the Company's business, financial condition or results of operations. There can be no assurance, however, that compliant products will be delivered by SAG in a timely manner. In addition, there can be no assurances that the year 2000 compliant products delivered by SAG will not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

  All other third party products sold by the Company, which are not developed or acquired by SAG, are expected to be year 2000 compliant by the end of 1999. The Company has sought written assurances from its principal third party vendors that their products are or will be year 2000 compliant. To date, the Company has received no indication from these vendors that their products will not be year 2000 compliant, therefore, the year 2000 risk associated with these products are not currently anticipated to have a material effect on the Company's business, financial condition or results of operations. In 1998, total product revenues from the sale of other third party products, excluding products developed or acquired by SAG, were approximately $3.2 million which represents less than 2% of total revenues. There can be no assurance, however, that year 2000 compliant products will be delivered by third parties in a timely manner.

  All products developed or acquired by the Company are or will be year 2000 compliant. The Company considers a product to be "year 2000 compliant" when the product in question is capable of accurately processing, providing and receiving data from, into and between the twentieth and twenty-first centuries, and will correctly create, store, process and output information related to or including dates on or after January 1, 2000, provided that the product in question is used in accordance with any applicable documentation and, provided further that all other products, including hardware and software, used in combination with the product in question properly exchange date data with such product.

  With respect to its internal information technology systems (including information technology-based office facilities such as data voice communications, and building management and security systems), the Company has established a rigorous internal readiness program which when completed should minimize any potential issues that may arise from the year 2000 date problem. The program includes the following major components: (i) a complete analysis, assessment and remediation of all internal software applications, (ii) a complete inventory of all computer hardware, communication equipment and third party software used by the Company in support of its internal operations,
(iii) a formal survey to all third party suppliers identified above requesting them to insure that the products that the Company is using are and will be year 2000 compliant, and (iv) the upgrade of all significant hardware and software to year 2000 compliant versions where needed. The Company substantially completed its year 2000 readiness program for all hardware systems and its internal software applications as of December 31, 1998 and the Company will continue to test and re-implement back into production its systems and internal applications in 1999.

  Although the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and that any such failure to timely convert will not have an adverse effect on the Company's systems. The Company does not believe that the cost associated with a third party's failure to timely convert its systems will have a material effect on the Company's results of operations or financial condition but because of the unprecedented nature of the year 2000 problem, it is not certain to what extent the Company may ultimately be affected by any such failure by a third party.

  Although the Company believes that its products are or will be year 2000 compliant, there can be no assurance that its customers' applications or databases will be year 2000 compliant, resulting in a failure of the customer's system. Therefore, the Company has provided year 2000 remediation services under standard services agreements with limits placed on liability and in some instances, the execution of performance bonds. In 1998, year 2000 remediation services revenues were $24.2 million. The Company does not believe that potential liability from these services will materially impact the Company's financial condition or results of operations, however, a certain amount of inaccuracy is inherent in all remediation. As a result of this inherent risk in remediation, the Company cannot guarantee that errors resulting from the year 2000 remediation services performed for customers will not materially adversely impact the Company's business, financial condition or results of operations.

  To date, the costs associated with preparing the Company's products and internal information technology systems to be year 2000 compliant have not been material to the Company's business, financial condition or results of operations and the Company does not expect these costs to materially impact the Company's business, financial condition or results of operations in the future. As of December 31, 1998, the Company incurred less than $400,000 of costs associated with preparing the Company's products and internal information technology system to be year 2000 compliant and the remaining costs are expected to be less than $50,000. These costs are expensed as incurred. There can be no assurances, however, that the Company will not experience delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.).

  The Company is continuing to prepare its contingency planning, which will include among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary. The Company anticipates the contingency planning to be completed by the second quarter of 1999.

 ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The Company has no material holdings of market risk sensitive instruments.

Safe Harbor Provision for Forward-Looking Statements

  The statements contained in this report and in documents incorporating this report by reference include forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, (1) references to the Company's business, financial condition, results of operations, products, competition and markets in which the Company competes, (2) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations thereof, and (3) other statements regarding matters that are not historical facts, and are based on the Company's current knowledge, beliefs, expectations and specific assumptions with respect to future business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to; significant quarterly and other fluctuations in revenues and results of operations; reliance on SAG for development and timely delivery of products; reliance on acquisitions and the timely development, production, marketing and delivery of new products and services; increased demand for Year 2000 products and services; risks associated with conducting a professional services business; reliance on the mainframe computing environment and demand for the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; risks of protecting intellectual property rights and litigation; dependence on third-party technology; risks associated with international sales, distributors and operations; dependence on government contracts; control of the company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with vendors, and attract and retain key employees; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

 ITEM 8. Consolidated Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Software AG Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Software AG Systems, Inc. and subsidiaries (Successor) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the period from April 1, 1997 to December 31, 1997 (Successor periods), and the consolidated statements of operations, stockholders' equity and cash flows of Software AG Systems, Inc. and subsidiaries (a wholly owned subsidiary of Software AG, a German software company) (Predecessor), for the periods from January 1, 1997 to March 31, 1997 and for the year ended December 31, 1996 (Predecessor periods). In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule II--Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Software AG Systems, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the Successor periods, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Software AG Systems, Inc. and subsidiaries (a wholly owned subsidiary of Software AG, a German software company) for the Predecessor periods, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                                                       KPMG LLP

Washington, D.C.
March 5, 1999

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            Dec. 31,  Dec. 31,
                                                              1997      1998
                                                            --------  --------
                                                             (in thousands)
Assets
Current:
  Cash and cash equivalents...............................  $ 50,429  $ 60,298
  Short-term investments..................................       --     10,600
  Accounts receivable:
   Invoiced and currently due.............................    40,212    50,110
   Advanced billings on maintenance.......................    10,287    11,899
   Unbilled services......................................    10,384     8,771
   Installment............................................    24,434    32,016
   Other..................................................     2,858     1,231
   Less: allowance for doubtful accounts..................    (3,690)   (5,042)
                                                            --------  --------
    Total accounts receivable.............................    84,485    98,985

  Current portion of deferred income taxes................     6,217     5,392
  Prepaid expenses........................................     1,371     2,265
  Other current assets....................................     2,663     1,855
                                                            --------  --------
    Total current assets..................................   145,165   179,395

Cooperation agreement, net of accumulated amortization....    21,737    19,387
Installment accounts receivable, net of current portion...     8,932    30,248
Property, equipment and leasehold improvements, net of ac-
 cumulated depreciation and amortization..................    10,077    10,176
Goodwill, net of accumulated amortization.................    11,286     9,720
Deferred income taxes.....................................     2,848     4,136
Other assets..............................................     1,692       703
                                                            --------  --------
    Total assets..........................................  $201,737  $253,765
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         Dec. 31,    Dec. 31,
                                                           1997        1998
                                                        ----------  ----------
                                                        (in thousands, except
                                                             share data)
Liabilities and Stockholders' Equity
Current:
  Current portion of long-term obligations............. $      --   $      478
  Accounts payable.....................................      8,545       9,675
  Accrued payroll and employee benefits................     10,170      12,181
  Payable to SAG.......................................     10,050      10,884
  Income taxes payable.................................      1,752       3,991
  Other current liabilities............................      9,885       7,912
  Current portion of deferred revenues, net of deferred
     royalties of $11,245 in 1997 and $12,683 in 1998..     42,711      48,328
                                                        ----------  ----------
    Total current liabilities..........................     83,113      93,449
Long-term obligations, net of current portion..........        --          635
Deferred revenues, net of deferred royalties of $8,880
 in 1997 and $9,966 in 1998............................     28,806      31,773
                                                        ----------  ----------
    Total liabilities..................................    111,919     125,857

Commitments and contingencies
Stockholders' equity:
  Common stock ($.01 par value; 75,000,000 shares au-
     thorized; 32,677,500 shares issued in 1997:
     30,516,946 shares issued and outstanding in
     1998).............................................        327         305
  Additional paid-in capital...........................     84,185      95,474
  Retained earnings....................................      5,338      33,048
  Accumulated other comprehensive income...............        --         (919)
  Treasury stock, at cost, 3,162,500 shares in 1997 and
     no shares in 1998.................................        (32)        --
                                                        ----------  ----------
    Total stockholders' equity.........................     89,818     127,908
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $  201,737  $  253,765
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Predecessor                  Successor
                                     ---------------------------- ---------------------------
                                        Year        Three months   Nine months      Year
                                       ended           ended          ended        ended
                                      Dec. 31,        Mar. 31,      Dec. 31,      Dec. 31,
                                        1996            1997          1997          1998
                                     ------------  -------------- -------------  ------------
                                      (in thousands, except per share dollar amounts)
Revenues:
  Software license fees..........    $     52,163     $     7,341 | $     56,796 $     94,899
  Maintenance fees...............          69,702          17,352 |       55,337       83,817
  Professional services fees.....          34,975           9,948 |       34,450       70,273
                                     ------------     ----------- | ------------ ------------
    Total revenues...............         156,840          34,641 |      146,583      248,989
                                     ------------     ----------- | ------------ ------------
Cost of revenues:                                                 |
  Software license...............          14,120           2,098 |       17,811       23,329
  Maintenance....................          25,885           6,205 |       22,559       30,042
  Professional services..........          32,966           9,211 |       28,356       52,847
                                     ------------     ----------- | ------------ ------------
    Total cost of revenues.......          72,971          17,514 |       68,726      106,218
                                     ------------     ----------- | ------------ ------------
Gross profit.....................          83,869          17,127 |       77,857      142,771
                                     ------------     ----------- | ------------ ------------
Operating expenses:                                               |
  Software product development...           1,372             --  |        1,093        5,492
  Sales and marketing............          48,677           7,317 |       31,003       47,635
  Administrative and general.....          28,539           8,500 |       27,258       47,563
  Write-off of acquired                                           |
   in-process R&D costs..........              --              -- |        6,051           --
                                     ------------     ----------- | ------------ ------------
    Total operating expenses.....          78,588          15,817 |       65,405      100,690
                                     ------------     ----------- | ------------ ------------
Income from operations...........           5,281           1,310 |       12,452       42,081
  Other income and expense, net..           5,230             978 |        1,017        4,003
                                     ------------     ----------- | ------------ ------------
Income before income taxes.......          10,511           2,288 |       13,469       46,084
  Income tax provision...........           4,302             915 |        8,131       18,374
                                     ------------     ----------- | ------------ ------------
Net income.......................           6,209           1,373 |        5,338       27,710
Other comprehensive income:                                       |
  Foreign currency                                                |
   translation adjustments.......              --              -- |           --          (919)
                                     ------------     ----------- | ------------ ------------
Comprehensive income.............    $      6,209     $     1,373 | $      5,338 $     26,791
                                     ============     =========== | ============ ============
Dividends........................    $      9,000     $        -- | $         -- $         --
                                     ============     =========== | ============ ============
Net income per common share......    $       0.23     $      0.06 | $       0.21 $       0.93
                                     ============     =========== | ============ ============
Net income per common                                             |
 share-assuming dilution.........    $       0.21     $      0.05 | $       0.20 $       0.87
                                     ============     =========== | ============ ============
Shares used in computing                                          |
 net income per common share:                                     |
  Net income per common share....          27,500          24,338 |       25,119       29,950
  Net income per common                                           |
   share-assuming dilution.......          29,056          25,894 |       26,685       31,864

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Accumulated
                           Common Stock                              Other
                          $0.01 par value    Additional              Com-                  Total
                          -----------------   Paid-in-  Retained  prehensive  Treasury Stockholders'
                          Shares    Amount    Capital   Earnings    Income     Stock      Equity
                          --------  -------  ---------- --------  ----------- -------- -------------
                                                      (in thousands)
Predecessor:
Balances at December 31,
 1995...................    27,500   $  275   $11,877   $20,447      $ --      $ --      $ 32,599
Net income..............       --       --        --      6,209        --        --         6,209
Cash dividends ($0.33
 per share).............       --       --        --     (9,000)       --        --        (9,000)
                          --------   ------   -------   -------      -----     -----     --------
Balances at December 31,
 1996...................    27,500      275    11,877    17,656        --        --        29,808
Net income..............       --       --        --      1,373        --        --         1,373
                          --------   ------   -------   -------      -----     -----     --------
Balances at March 31,
 1997...................    27,500   $  275   $11,877   $19,029      $ --      $ --      $ 31,181
                          ========   ======   =======   =======      =====     =====     ========

----------------------------------------------------------------------------------------------------
Successor:
Initial capitalization..    27,500   $  275   $37,108   $   --       $ --      $ (32)    $ 37,351
Amortization of deferred
 compensation expense...       --       --        323       --         --        --           323
Net proceeds from Ini-
 tial Public Offering...     5,178       52    46,754       --         --        --        46,806
Net income..............       --       --        --      5,338        --        --         5,338
                          --------   ------   -------   -------      -----     -----     --------
Balances at December 31,
 1997...................    32,678      327    84,185     5,338        --        (32)      89,818
Retirement of treasury
 stock..................    (3,163)     (32)      --        --         --         32          --
Amortization of deferred
 compensation expense...       --       --        776       --         --        --           776
Stock options exer-
 cised..................       933        9     2,260       --         --        --         2,269
Costs incurred relating
 to public offerings....       --       --       (371)      --         --        --          (371)
Stock issued through Em-
 ployee Stock Purchase
 Plan...................        69        1     1,112       --         --        --         1,113
Tax benefit on stock op-
 tions exercised........       --       --      7,512       --         --        --         7,512
Net income..............       --       --        --     27,710        --        --        27,710
Other comprehensive in-
 come...................       --       --        --        --        (919)      --          (919)
                          --------   ------   -------   -------      -----     -----     --------
Balances at December 31,
 1998...................    30,517   $  305   $95,474   $33,048      $(919)    $ --      $127,908
                          ========   ======   =======   =======      =====     =====     ========

          See accompanying notes to consolidated financial statements.

                   SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Predecessor                  Successor
                                               --------------------------- ---------------------------
                                                   Year      Three months   Nine months      Year
                                                   ended         ended         ended         ended
                                               Dec. 31, 1996 Mar. 31, 1997 Dec. 31, 1997 Dec. 31, 1998
                                               ------------- ------------- ------------- -------------
                                                                   (in thousands)
Cash flows from operating activities:
  Net income.................................    $  6,209       $ 1,373  |   $  5,338      $ 27,710
  Adjustments to reconcile net income                                    |
   to net cash provided by operating                                     |
   activities:                                                           |
    Depreciation and amortization............       3,660           941  |      6,205         7,992
    Loss (gain) on disposal of                                           |
     property and equipment..................         156           --   |         (5)          236
    Deferred income taxes....................      (1,242)       (1,143) |     (3,041)         (463)
    Deferred gain............................        (140)          (36) |        --            --
    Net proceeds from sales of accounts                                  |
     receivable..............................      28,448           --   |     24,314        18,119
    Write-off of acquired in-process                                     |
     R&D costs...............................          --           --   |      6,051           --
    Write-off of long-term investment........          --           --   |      1,529           848
    Amortization of deferred compensation                                |
     expense.................................          --            --  |        323           776
    Change in:                                                           |
      Accounts receivable, excluding net                                 |
       proceeds from sales...................     (28,674)       10,996  |    (43,074)      (54,434)
      Prepaid expenses.......................      (1,698)       (3,894) |      4,313          (899)
      Other current and long-term                                        |
       assets................................      (1,870)        3,083  |     (2,988)          947
      Accounts payable.......................       3,472           673  |        779         1,285
      Accrued payroll and employee                                       |
       benefits..............................      (2,194)       (3,632) |      2,059         2,037
      Payable to SAG.........................      16,185         6,265  |     (1,336)          834
      Other current liabilities..............       1,571          (927) |       (558)       (1,766)
      Income taxes payable...................       1,285          (568) |     (1,542)        9,768
      Deferred revenues, net.................      12,285        (2,705) |      4,476         8,825
                                                 --------       -------  |   --------      --------
        Net cash provided by operating                                   |
         activities..........................      37,453        10,426  |      2,843        21,815
                                                 --------       -------  |   --------      --------
Cash flows from investing activities:                                    |
  Additions to property, equipment and                                   |
   leasehold improvements....................      (3,740)         (208) |     (4,084)       (3,817)
  Purchase of short-term investments.........          --            --  |         --       (10,600)
  Proceeds from sales of property and                                    |
   equipment.................................       9,044           --   |          2            35
  Notes receivable, SAG......................     (10,000)          --   |        --            --
  Purchase of Cooperation Agreement..........          --           --   |    (22,612)          --
  Change in other assets, net................         443           --   |        --            --
  Acquisition, net of cash received..........          --            --  |     (6,325)          --
                                                 --------       -------  |   --------      --------
        Net cash used in investing                                       |
         activities..........................      (4,253)         (208) |    (33,019)      (14,382)
                                                 --------       -------  |   --------      --------
Cash flows from financing activities:                                    |
  Proceeds from stock options exercised......          --            --  |         --         2,269
  Proceeds from Employee Stock Purchase                                  |
   Plan......................................          --            --  |         --         1,113
  Expenses relating to public offerings......          --            --  |         --          (371)
  Payment made on capital leases.............          --            --  |         --          (286)
  Dividends paid.............................      (9,000)           --  |         --            --
  Net proceeds from Initial Public                                       |
   Offering..................................          --            --  |     46,806           --
  Repurchase of common stock.................          --            --  |    (33,919)          --
  Issuance of common stock...................          --            --  |     31,727           --
                                                 --------       -------  |   --------      --------
        Net cash provided by (used in)                                   |
         financing activities................      (9,000)          --   |     44,614         2,725
                                                 --------       -------  |   --------      --------
Effect of exchange rate changes on cash and                              |
 cash equivalents............................          --            --  |         --          (289)
Net increase in cash and cash equivalents....      24,200        10,218  |     14,438         9,869
Cash and cash equivalents, beginning.........       1,573        25,773  |     35,991        50,429
                                                 --------       -------  |   --------      --------
Cash and cash equivalents, ending............    $ 25,773       $35,991  |   $ 50,429      $ 60,298
                                                 ========       =======  |   ========      ========
Non-cash investing and financing activity:                               |
  Deferred gain on sale leaseback of                                     |
   customer support facility.................    $  2,830       $   --   |   $    --       $    --
  Tax benefit on stock options exercised.....    $    --        $   --   |   $    --       $  7,512
Supplemental disclosures:                                                |
  Interest paid..............................    $    103       $    --  |   $     14      $    128
  Income taxes paid, net of refunds..........    $  4,272       $ 3,630  |   $ 11,056      $  9,547

          See accompanying notes to consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Operations and Summary of Significant Accounting Policies

 Reporting Entity and Principles of Consolidation

  Prior to March 31, 1997, Software AG Systems, Inc. and subsidiaries (the "Company") was a wholly owned subsidiary of Software AG, a German software company ("SAG"). As is more fully described in Note 2, on March 31, 1997, the Company consummated a recapitalization agreement under which the Company repurchased from SAG 24,750,000 shares of common stock, and certain senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the then outstanding common stock of the Company (the "Recapitalization"). At December 31, 1998, SAG and Thayer owned 9% and 35% of the Company, respectively.

  The consolidated financial statements include the accounts of Software AG Systems, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions between the Company and its wholly owned subsidiaries have been eliminated.

 Description of Operations

  The Company is an enterprise solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's products are used to build, enhance and integrate mission-critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems and inventory management systems. The Company also has comprehensive professional services offerings, including consulting, software integration, systems implementation and large project management services. The Company markets and sells its software products and services, as well as third party products, through direct and indirect channels in North America, South America, Japan and Israel. The Company operates in one reportable segment, enterprise solutions, that provides software and related professional services.

 Revenue Recognition

  On January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defers certain portions of SOP 97-2 until the Company's fiscal year 2000. Management of the Company is currently evaluating what impact, if any, SOP 97-2 will have on the Company's revenue recognition policies once the portions of SOP 97-2 which have been deferred become effective.

  Software license revenues for an arrangement to deliver software that does not require significant production, modification or customization of software is recognized when there is an executed license agreement, the software and authorization code, where applicable, have been delivered, the fee is fixed and collectibility is probable.

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

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  Sales of enterprise license agreements generally bundle a combination of products, technical services and professional consulting services. In accordance with SOP 97-2, these elements are unbundled for revenue recognition purposes, and are accounted for based on the fair value of their component parts using the criteria described above.

 Cash Equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents generally consist of commercial paper and institutional money market funds.

 Short-Term Investments

  The Company's short-term marketable debt securities at December 31, 1998 have been categorized as available-for-sale and are carried at fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity until realized. All of the Company's investment holdings have been classified in the consolidated balance sheet as current assets, as they are available to be used for current operations.

 Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are recorded at cost. Depreciation, which includes the amortization of assets recorded under capital leases, of property and equipment is computed on a straight-line basis over the estimated useful asset lives, generally 31.5 years for property and three to five years for equipment. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the respective lease term or estimated useful asset lives.

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

 Research and Development Expenditures

  Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), requires certain costs to be capitalized once the product has reached technological feasibility and prior to general availability. Based on the Company's development cycle, technological feasibility is established upon the completion of a working model. At December 31, 1998, technological feasibility, as defined by SFAS No. 86, has not been met on any products that are internally being developed.

 Income Taxes

  The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to future years for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

 Net Income per Common Share

  The Company reports earnings per share under SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share and has amended earnings per share calculations for all periods presented prior to 1997. Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares which are dilutive. The following information is a reconciliation of the amounts used in these calculations:

                                  Predecessor                     Successor
                          ------------------------------  -----------------------------
                             Year         Three months     Nine months       Year
                             ended            ended           ended          ended
                           Dec. 31,         Mar. 31,         Dec. 31,      Dec. 31,
                             1996             1997             1997          1998
                          -------------  ---------------  --------------  -------------
                              (in thousands, except for per share dollar amounts)
Numerator:
  Net income............  $       6,209    $       1,373  | $       5,338 $      27,710
                          =============    =============  | ============= =============
Denominator:                                              |
  Basic weighted average                                  |
   shares outstanding...         27,500           24,338  |        25,119        29,950
Effect of dilutive                                        |
 securities:                                              |
  Stock options.........          1,556            1,556  |         1,566         1,914
                          -------------    -------------  | ------------- -------------
Diluted weighted average                                  |
 shares outstanding.....         29,056           25,894  |        26,685        31,864
                          =============    =============  | ============= =============
EPS:                                                      |
  Net income per common                                   |
   share................  $        0.23    $        0.06  | $        0.21 $        0.93
  Net income per common                                   |
   share--assuming                                        |
   dilution.............  $        0.21    $        0.05  | $        0.20 $        0.87

 Comprehensive Income

  In June 1997, Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for the fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in the financial statements. This statement requires only additional disclosures in the consolidated financial statements, and does not affect the Company's financial position or results of operations. The Company adopted SFAS No. 130 effective as of January 1, 1998. Comprehensive income includes foreign currency translation adjustments. The Company has not recorded the foreign currency translation net of an income tax benefit, since management does not believe that it is probable that the Company will ultimately realize the benefit.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

 Stock Option Plan

  The Company accounts for issuance of stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1997 and 1998 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense would be recorded only if the current market price of the underlying stock on the date of the grant exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 Transfers and Servicing of Financial Assets

  In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from those transfers that are secured borrowings.

 Financial Statement Presentation

  The historical financial information set forth in these consolidated financial statements for the periods ended, or as of the dates prior to March 31, 1997 reflect the results of operations of the Company prior to the Recapitalization when the Company was a wholly owned subsidiary of SAG and is captioned as "Predecessor". The historical financial information subsequent to March 31, 1997 reflects the consolidated financial position and results of operations subsequent to the Recapitalization and is captioned as "Successor". As a result of the Recapitalization, the consolidated financial information for the periods after the Recapitalization is presented on a different cost basis than that for the periods before the Recapitalization and, therefore, is not comparable.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

  Certain amounts in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

(2) Recapitalization of the Company

  On March 31, 1997, the Company consummated the Recapitalization under which the Company repurchased from its former parent, SAG, 24,750,000 shares of common stock and sold 21,450,000 shares of common stock to Thayer and certain of the Company's senior managers. As a result of this change in control,

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES the acquisition by Thayer and such managers was accounted for as a purchase business combination, and as such the fair value of the Company's assets and liabilities was recorded as of April 1, 1997.

  Prior to the consummation of the Recapitalization, the Company entered into a perpetual (unless otherwise terminated by the written agreement of the parties) cooperation agreement, dated March 31, 1997, as amended ("Cooperation Agreement") with SAG that terminated and superseded the license agreement dated January 1, 1995. As consideration for the Cooperation Agreement, the Company paid SAG approximately $22,600,000. Under the Cooperation Agreement, each of the Company and SAG are required to pay the other royalties of 24% of net revenues from sales of licenses of, and technical services on, each other's products for the initial 20 years of the perpetual term of the agreement. For calendar years 1997 through 2000, the Company is required to pay SAG minimum annual royalties of $21,000,000, provided that SAG's worldwide product and technical services revenues for each of those years are at least equal to SAG's 1996 worldwide revenues. In the event of a decrease in SAG's worldwide revenues, the minimum annual royalty requirement will be reduced proportionately.

  Pursuant to the Recapitalization, Thayer and certain of the Company's senior managers acquired approximately an 89% interest in the Company for approximately $31,500,000. The determination of fair value allocated to the identifiable assets and liabilities of the Company has been made by management based on the nature of the assets and liabilities acquired, and general economic factors. Based on this allocation, the fair value of the Cooperation Agreement to the Company has been recorded at $23,500,000, based on an independent appraisal. The amortization period for the Cooperation Agreement is ten years. The Company recorded remaining assets and liabilities at book value which approximates the fair value at the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6,402,000 was recorded. Such goodwill is being amortized on a straight-line basis over ten years. Accumulated amortization on the Cooperation Agreement and the goodwill was $1,763,000 and $480,000, respectively; and $4,113,000 and $1,120,000, respectively, at December 31, 1997 and 1998.

(3) Public Offerings

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

  On November 21, 1997, 7,700,000 shares of the Company's common stock were sold to the public at $10 per share, of which 3,100,000 shares were sold by certain shareholders of the Company, and 4,600,000 shares were sold by the Company ("IPO"). On December 17, 1997, the Company and certain shareholders, combined, sold 1,155,000 shares of common stock at $10 per share to cover the over-allotment option exercised by the underwriters. The aggregate proceeds, net of underwriting discounts and commissions, to the Company and certain shareholders from these transactions were $48,151,000 and $34,201,000, respectively.

  On May 22, 1998, Thayer and certain senior management of the Company and SAG sold in a secondary offering ("Secondary Offering") 5,460,212 shares and an additional 819,031 shares to cover the over-allotment option exercised by the underwriters. The Company received no proceeds from the Secondary Offering. After

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES the Secondary Offering, Thayer and SAG owned approximately 36% and 9%, respectively, of the Company's then outstanding common stock.

(4) Acquisition

  On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the common stock of R.D. Nickel and Associates, Inc. ("R.D. Nickel"). R.D. Nickel now operates as SAGA SOFTWARE (CANADA) Inc. R.D. Nickel, located in Ontario, Canada, was a software company that had a family of application development products and had been the exclusive distributor of SAG's products in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14,000,000 (US$10,130,000) was funded through a cash payment of Cdn$7,000,000 (US$5,065,000) and a note payable of Cdn$7,000,000 (US$5,065,000). The note payable was paid in November 1997 with the proceeds from the IPO.

  In connection with the transaction, the Company recorded a $6,051,000 non-recurring charge against earnings for in-process research and development costs. The remaining excess purchase price of Cdn$6,944,000 (US$4,960,000) represented goodwill on R.D. Nickel's books. The related amortization period for the goodwill is ten years. At December 31, 1997 and 1998, accumulated amortization on the goodwill was approximately Cdn$179,000 (US$125,000) and Cdn$873,000 (US$570,000), respectively.

  The Company accounted for the acquisition effective September 30, 1997, and as such, the operating results of R.D. Nickel have been consolidated with the Company's operating results as of October 1, 1997.

  The R.D. Nickel acquisition was not determined to be significant to the operations or financial position of the Company; accordingly, the pro forma financial information has not been presented.

(5) Concentrations of Credit Risk and Fair Values of Financial Instruments

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to credit risk include accounts receivable, cash, cash equivalents and short-term investments. For the installment accounts receivables that are sold, the Company continues to service the receivables sold, including invoicing and collection. In addition, the Company remains contingently liable under the recourse provisions associated with the installment accounts receivable sold prior to 1998. Management believes that credit risk related to the Company's accounts receivable is limited due to a large number of customers in differing industries and geographic areas. The Company does not require collateral for accounts receivable. Historically, the Company has not experienced significant losses on accounts receivable, including the installment accounts receivables sold, except in isolated situations. The Company maintains depository relationships with several banks. At times, the Company's cash deposits may exceed federally insured limits. The Company invests excess cash in highly liquid short-term investments, such as high grade corporate and United States government debt securities. The Company has not experienced any losses in its depository accounts or short-term investments and management believes that the Company is not exposed to any significant credit risks.

 Fair Value of Financial Instruments

  The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, payable to SAG, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument, approximate fair value because of the short-term nature of these amounts.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  The carrying amount of installment accounts receivable, net of related deferred revenues, approximates the fair value.

(6) Short-Term Investments

  The following is a summary of the estimated fair value of available-for-sale securities held by the Company:

                                                               Dec. 31, Dec. 31,
                                                                 1997     1998
                                                               -------- --------
                                                                (in thousands)
   Commercial paper...........................................   $--    $ 5,100
   Debt securities............................................    --      5,500
                                                                 ----   -------
                                                                 $--    $10,600
                                                                 ====   =======

  The fair value of these securities approximates cost. As such, there were no unrealized holding gains or losses for the years ended December 31, 1997 and 1998. There were no realized gains and losses for the years ended December 31, 1997 and 1998. Short-term investments are comprised of fixed rate securities with the contractual maturities that are less than 24 months.

(7) Accounts Receivable

  Total current and non-current accounts receivable (including installment accounts receivable) consist of the following:

                                                              Dec. 31, Dec. 31,
                                                                1997     1998
                                                              -------- --------
                                                               (in thousands)
   Domestic.................................................. $83,659  $120,262
   International.............................................  13,448    14,013
   Less: allowance for doubtful accounts.....................   3,690     5,042
                                                              -------  --------
                                                              $93,417  $129,233
                                                              =======  ========

 Installment Accounts Receivable

  Installment accounts receivable represent unbilled receivables from enterprise license agreements and other long-term and short-term contracts with deferred invoicing terms.

  Installment accounts receivable include:

                                                               Dec. 31, Dec. 31,
                                                                 1997     1998
                                                               -------- --------
                                                                (in thousands)
   Gross installment accounts receivable...................... $35,172  $65,480
   Less: unearned interest....................................   1,806    3,216
                                                               -------  -------
                                                                33,366   62,264
   Less: current portion......................................  24,434   32,016
                                                               -------  -------
                                                               $ 8,932  $30,248
                                                               =======  =======

  The effective interest rate on the installment accounts receivable, net of related deferred revenues, at December 31, 1997 and 1998 was approximately 9%.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  At December 31, 1998, installment accounts receivable are scheduled to be invoiced as follows:

   Years ending December 31,                                          Amount
   -------------------------                                      --------------
                                                                  (in thousands)
   1999..........................................................    $33,564
   2000..........................................................     21,179
   2001..........................................................      7,531
   2002..........................................................      3,206
                                                                     -------
                                                                     $65,480
                                                                     =======

  In 1997 and 1998, the Company sold installment accounts receivable relating to certain enterprise license agreements and other long-term contracts to unrelated financing companies, receiving net proceeds of $24,314,000 and $18,119,000, respectively. The installment accounts receivable sold include those relating to software license fees, maintenance services, and professional consulting services. Under SFAS No. 125, the sales of the receivables during 1997 and 1998 have been reflected as a reduction of the accounts receivable. Under the terms of the agreements with the financing companies, the Company continues to service the receivables sold, including invoicing and collection, and makes payments to the financing companies under pre-determined amortization schedules based on the scheduled invoicing dates of the receivables sold. The Company has determined that there is no servicing asset or liability to record under SFAS 125 as a result of the sales. The amortization schedules provide rates of return to the financing companies ranging from 8.5% to 8.9%.

  The agreements allow for substitution of contracts for early terminations and require the Company to repurchase contracts that cease to meet eligibility requirements, such as those contracts that become 90 days past due. At December 31, 1997 and 1998, the Company remained contingently liable under the recourse provisions for the installment accounts receivable sold prior to 1998 in the amount of $47,927,000 and $24,723,000, respectively. Management has determined that the fair value of the recourse liabilities on the sales are not material to the financial statements, and as a result, believes that the allowance for doubtful accounts is maintained at a level that is sufficient to cover potential losses under the recourse provisions on the receivables sold prior to 1998.

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

  Unbilled services include:

                                                               Dec. 31, Dec. 31,
                                                                 1997     1998
                                                               -------- --------
                                                                (in thousands)
   Unbilled work in process................................... $ 9,524  $10,777
   Retainage..................................................   1,761    1,409
                                                               -------  -------
                                                                11,285   12,186
   Less: advance billings and prepayments.....................     901    3,415
                                                               -------  -------
                                                               $10,384  $ 8,771
                                                               =======  =======

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

(8) Property, Equipment and Leasehold Improvements

                                                               Dec. 31, Dec. 31,
                                                                 1997     1998
                                                               -------- --------
                                                                (in thousands)
   Computer equipment......................................... $22,524  $16,834
   Leasehold improvements.....................................   9,188   10,486
   Furniture and other equipment..............................   8,162    8,891
                                                               -------  -------
                                                                39,874   36,211
   Less: accumulated depreciation and amortization............  29,797   26,035
                                                               -------  -------
                                                               $10,077  $10,176
                                                               =======  =======

  Depreciation and amortization for the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998 was $3,473,000, $896,000, $2,952,000 and $4,540,000,
respectively.

(9) Other Current Liabilities

  Other current liabilities are comprised of the following amounts:

                                                               Dec. 31, Dec. 31,
                                                                 1997     1998
                                                               -------- --------
                                                                (in thousands)
   Reserve for losses on long term contracts..................  $5,611   $2,427
   Other accrued expenses.....................................   4,274    5,485
                                                                ------   ------
                                                                $9,885   $7,912
                                                                ======   ======

(10) Sale of Customer Support Facility

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

(11) Transactions with Related Party

 Royalties

  During 1996 and the three months ended March 31, 1997, the Company and SAG operated under a license agreement whereby the Company was required to pay royalties of 24% of the net sales amounts for licenses of and technical services on SAG's products. For the year ended December 31, 1996 and three months ended March 31, 1997, royalty expense related to SAG's products was $26,058,000 and $5,683,000, respectively.

  Under the license agreement, SAG paid royalties to the Company on sales of the Company's products under the same terms. For the year ended December 31, 1996 and three months ended March 31, 1997, royalty revenues related to the Company's products were $294,000 and $339,000, respectively.

  In connection with the Recapitalization (Note 2), the Company entered into the Cooperation Agreement under which the Company paid $23,595,000 and $39,601,000 of royalties to SAG for the nine months ended December 31, 1997 and year ended December 31, 1998, respectively. SAG paid royalties of $300,000 and

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

$997,000 to the Company for the nine months ended December 31, 1997 and year ended December 31, 1998, respectively.

 Cost Reimbursements

  As an accommodation to SAG, the Company houses certain of SAG's product development and quality assurance personnel. SAG reimburses the Company for the costs incurred related to such product development and quality assurance activities. All intellectual property resulting from this work is the sole property of SAG. The reimbursements from SAG are netted against costs incurred. Reimbursements for the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998 were $15,931,000, $3,416,000, $7,406,000 and $8,454,000, respectively.

 Notes Receivable/Payable

  In 1995, the Company loaned $20,000,000 to SAG, which originally was scheduled to be repaid in 2000. In 1996, the Company loaned an additional $10,000,000 to SAG, which originally was scheduled to be repaid in 2001. Interest at 6.5% and 7%, respectively, was payable quarterly on the 1995 and 1996 loans. In March 1997, the Company and SAG agreed to offset the entire balance of the notes receivable from SAG as of December 31, 1996 against the payable to SAG. Interest earned for the year ended December 31, 1996 and three months ended March 31, 1997 was $1,590,000 and $333,000, respectively.

  The payable to SAG of $10,050,000 and $10,884,000 at December 31, 1997 and 1998, respectively, includes royalties due under the Cooperation Agreement on sales of both product licenses and maintenance services, as well as net amounts due on other transactions between the Company and SAG. In accordance with the Cooperation Agreement, royalty payments are made 90 days after invoicing. Any payments resulting from other transactions between the Company and SAG are made monthly as expenses are incurred. These amounts are non-interest bearing.

 Dividends

  In 1996 the Company paid dividends of $9,000,000 to SAG, which at the time owned 100% of the outstanding common stock of the Company. No dividends were paid during 1997 and 1998 to SAG and there are no plans for future dividend payments.

(12) Income Taxes

  Income tax expense consisted of:

                                          Predecessor           Successor
                                     --------------------- --------------------
                                       Year   Three months Nine months   Year
                                      ended      ended        ended     ended
                                     Dec. 31,   Mar. 31,    Dec. 31,   Dec. 31,
                                       1996       1997        1997       1998
                                     -------- ------------ ----------- --------
                                                   (in thousands)
Current expense:
  Federal...........................  $4,167     $1,196  |   $6,226    $14,047
  State.............................     586        258  |    1,551      1,894
  Foreign...........................     791        604  |    3,395      2,896
                                      ------     ------  |   ------    -------
                                       5,544      2,058  |   11,172     18,837
                                      ------     ------  |   ------    -------
Deferred expense (benefit):                              |
  Federal...........................  (1,136)      (959) |   (2,560)      (421)
  State.............................    (106)      (184) |     (481)       (42)
                                      ------     ------  |   ------    -------
                                      (1,242)    (1,143) |   (3,041)      (463)
                                      ------     ------  |   ------    -------
                                      $4,302     $  915  |   $8,131    $18,374
                                      ======     ======  |   ======    =======

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  Income tax expense for the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34%, 35%, 35%, and 35% respectively, to pretax income as a result of the following:

                                           Predecessor           Successor
                                      --------------------- --------------------
                                        Year   Three months Nine months   Year
                                       ended      ended        ended     ended
                                      Dec. 31,   Mar. 31,    Dec. 31,   Dec. 31,
                                        1996       1997        1997       1998
                                      -------- ------------ ----------- --------
                                                    (in thousands)

Computed "expected" tax expense.....   $3,573     $ 801    |  $4,714    $16,129
Increase (reduction) in income taxes                       |
 resulting from:                                           |
  State income taxes, net of federal                       |
   benefit..........................      314        48    |     696      1,204
  Expenses, principally meals and                          |
   entertainment, not deductible....      224         6    |     209        262
  Amortization and write-off of                            |
   intangibles......................      --         49    |   2,439        369
  Other, net........................      191        11    |      73        410
                                       ------     -----    |  ------    -------
                                       $4,302     $ 915    |  $8,131    $18,374
                                       ======     =====    |  ======    =======

  The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities consist of:

                                                             Dec. 31, Dec. 31,
                                                               1997     1998
                                                             -------- --------
                                                              (in thousands)
Deferred tax assets arising from deductible temporary
 differences:
  Accrued compensation costs and other expenses.............  $2,679   $2,884
  Allowance for doubtful accounts...........................   3,617    2,849
  Depreciation and amortization.............................   1,473    2,004
  Deferred gain--installment method.........................   1,000    1,031
  Investments...............................................     642      956
                                                              ------   ------
                                                               9,411    9,724
Deferred tax liabilities arising from taxable temporary
 differences:
  Leases of product licenses................................     346      196
                                                              ------   ------
Net deferred income taxes...................................   9,065    9,528
Less: current portion, deferred tax assets..................   6,217    5,392
                                                              ------   ------
Non-current portion, deferred tax assets....................  $2,848   $4,136
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

(13) Retirement Plans

  The Company has a retirement plan covering substantially all of its employees. This plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company matches employee contributions

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES and may make additional contributions based on the Company's profitability. For the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998, the Company's matching (and total) contributions were $1,854,000, $696,000, $1,190,000 and $2,391,000, respectively.

  The Company also has entered into deferred compensation agreements with certain key executives. Under these agreements, the executives are credited with annual pre-determined amounts and amounts based on bonuses received, and earn interest on the deferred amounts. Total deferrals are included in accrued payroll and employee benefits, net of any outstanding loans. Total deferrals were $1,068,000 (net of $1,164,000 loan balance) and $1,755,000 (net of
$363,000 loan balance) at December 31, 1997 and 1998, respectively. The expense for these agreements was $1,218,000, $150,000, $160,000 and $450,000 for the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998, respectively. To assist in the funding of these agreements, the Company has purchased corporate-owned life insurance on certain of these executives. The cash surrender value of these policies, which is included in other assets, was $764,000 and $703,000 at December 31, 1997 and 1998, respectively.

(14) Stock Option Plan and Employee Stock Purchase Plan

  The Company adopted the Software AG Systems, Inc. 1997 Stock Option Plan (the "Stock Option Plan") on April 29, 1997. The Stock Option Plan permits a maximum of 6,875,000 shares of common stock to be issued pursuant to grants of stock options. Unless sooner terminated by the Company's Board of Directors, the Stock Option Plan will terminate on April 11, 2007. Pursuant to the Stock Option Plan, the exercise price per share shall not be less than the fair market value of each share at the date of grant. All options issued generally have vesting periods of zero to four years from the grant date and expire after the seventh anniversary from the date of grant. At December 31, 1997 and 1998, 1,831,775 and 1,761,776 shares, respectively, were available for grant under the Stock Option Plan.

  Following is a summary of activity under the Stock Option Plan for the years ended December 31, 1997 and 1998:

                                        1997                     1998
                              ------------------------ ------------------------
                                           Weighted                 Weighted
                                           average                  average
                               Shares   exercise price  Shares   exercise price
                              --------- -------------- --------- --------------
Outstanding, January 1,......       --      $ --       5,043,225     $ 5.02
Granted...................... 5,069,900      4.66        450,500      19.50
Exercised....................       --        --         933,260       2.43
Forfeited/Expired............    26,675      2.90        380,501       7.27
                              ---------     -----      ---------     ------
Outstanding, December 31,.... 5,043,225     $5.02      4,179,964     $ 6.97
                              =========     =====      =========     ======

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  The following table summarizes information about the Stock Option Plan at December 31, 1998:

                      Options Outstanding                             Options Exercisable
----------------------------------------------------------------- ----------------------------
                                  Weighted average
  Actual range of                    remaining        Weighted                    Weighted
exercise prices 150%    Shares      contractual       average       Shares    average exercise
     increments       outstanding    life years    exercise price exercisable      price
--------------------  ----------- ---------------- -------------- ----------- ----------------
$  1.47-- 1.47         2,110,640        5.3            $ 1.47        171,210       $ 1.47
   9.60--13.88         1,675,724        6.3             11.01        862,020        10.50
  15.56--23.31           310,600        6.5             17.50            --           --
  24.44--30.19            83,000        6.3             25.95            --           --
--------------         ---------        ---            ------      ---------       ------
$  1.47--30.19         4,179,964        5.8            $ 6.97      1,033,230       $ 9.00
==============         =========        ===            ======      =========       ======

  In 1998, the Company's Board of Directors and the shareholders approved a qualified employee stock purchase plan ("ESPP") and authorized the issuance of 1,500,000 shares of common stock, for purchase pursuant to the ESPP. The ESPP commenced on June 1, 1998. Under the terms of the ESPP, employees may contribute, through payroll deduction, up to 15% of eligible compensation to purchase stock with the limitation of $25,000 annually in fair market value of the shares. Employees may elect to withdraw from the ESPP at any time during the two separate offering periods which run from December to May and June to November and have their contributions for the period returned to them. Also, employees may elect to change the rate of contribution only once during the offering periods. The price at which employees may purchase shares is 85% of the lower of the fair market value of the stock at the beginning or end of the six months offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. In 1998, employees purchased 68,686 shares at an average price of $16.20. At December 31, 1998, 1,431,000 shares are remaining for future issuance.

  The Company applies APB Opinion No. 25 in accounting for its stock options granted and stock issued through the ESPP, under which compensation cost is recognized to the extent that the fair value of the underlying stock exceeds the exercise price of the stock options granted or stock issued through the ESPP. Under SFAS No. 123, the Company is required to provide pro forma disclosure of the net income and earnings per share that would have resulted had the Company adopted the fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results for the nine months ended December 31, 1997 and for the year ended December 31, 1998:

                                                        Dec. 31,    Dec. 31,
                                                          1997        1998
                                                       ----------  -----------
                                                       (in thousands, except
                                                          per share data)
Net income--as reported...............................  $    5,338 $    27,710
Net income--pro forma.................................       4,741      25,501
Earnings per share--as reported.......................        0.21        0.93
Earnings per share (assuming dilution)--as reported...        0.20        0.87
Earnings per share--pro forma.........................        0.19        0.85
Earnings per share (assuming dilution)--pro forma.....        0.18        0.80

  For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997 and 1998: dividend yield of zero percent each; risk-free interest rate of 6.0% and 5.2%; expected volatility of 40.0% and 73.9%; and expected lives of 2 to 6 years and 4.5 years, respectively. The weighted average fair value of options granted during the nine months ended December 31, 1997 and the year ended December 31, 1998 was $1.97 and $11.90 per option, respectively.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  In addition, the fair value of each stock purchased through the ESPP was estimated on the purchase date using the Black-Scholes pricing model with the following assumptions in 1998: Dividend yield of zero percent; risk free interest rate of 5.3%; expected volatility of 73.9%; and expected lives of 0.5 years. The weighted average fair value of stocks purchased through ESPP during the year ended December 31, 1998 was $8.31.

  The full impact of calculating cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of four years.

(15) Lease Commitments

  The Company leases certain computer equipment under agreements which are classified as capital leases. Lease terms are generally less than 36 months. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                               Dec. 31, Dec. 31,
                                                                 1997     1998
                                                               -------- --------
                                                                (in thousands)
Computer equipment............................................  $ --     $1,512
Less: accumulated amortization................................    --        428
                                                                -----    ------
                                                                $ --     $1,084
                                                                =====    ======

  In addition, the Company leases office space and equipment under operating lease agreements that expire at various dates through 2015. Facility rent expense for the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998, was $7,002,000, $1,722,000, $5,179,000 and $6,658,000, respectively. Rent expense includes the current year effect of determinable scheduled rent increases and initial rent abatement periods contained in certain of the Company's facility lease agreements. Equipment lease expense for the year ended December 31, 1996, three months ended March 31, 1997, nine months ended December 31, 1997 and year ended December 31, 1998 was $1,678,000, $339,000,
$1,018,000 and $2,002,000, respectively.

  Future minimum rent payments under the aforementioned leases, net of aggregate rents of $4,189,000 expected to be received from subleasing of a portion of the customer support facility and another facility, at December 31, 1998 are:

Years ending December 31,           Capital Leases       Operating Leases
-------------------------           -------------- ----------------------------
                                                   Facilities Equipment  Total
                                                   ---------- --------- -------
                                                          (in thousands)
1999...............................     $ 552       $ 5,643    $2,915   $ 8,558
2000...............................       453         5,633     1,495     7,128
2001...............................       226         5,351       120     5,471
2002...............................       --          4,776        90     4,866
2003...............................       --          4,140        34     4,174
Thereafter.........................       --         18,971       --     18,971
                                        -----       -------    ------   -------
Total minimum lease payments.......     1,231       $44,514    $4,654   $49,168
                                                    =======    ======   =======
Less: amount representing
 interest..........................       118
                                        -----
Present value of net minimum lease
 payments..........................     1,113
Less: current portion..............       478
                                        -----
                                        $ 635
                                        =====

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  The Company's operating lease agreement for its customer support facility requires the Company to maintain minimum amounts of net worth and retained earnings. If the minimum amounts are not maintained, the Company will be required to post a $500,000 irrevocable letter of credit for each $2,000,000 shortfall, to be applied by the lessor in the event of default under the lease.

(16) Geographic, Product and Services Revenue Information

  Net revenue, operating income, and identifiable assets by geographic area were as follows:

                                        Predecessor           Successor
                                   --------------------- --------------------
                                     Year   Three months Nine months   Year
                                    ended      ended        ended     Ended
                                   Dec. 31,   Mar. 31,    Dec. 31,   Dec. 31,
                                     1996       1997        1997       1998
                                   -------- ------------ ----------- --------
                                                 (in thousands)
Revenue:
  U.S. operations................. $129,879   $ 30,424  | $116,378   $209,838
  Canadian operations.............      --         --   |    3,861     15,062
  Mexican operations..............      --         --   |    4,507      6,209
  Other operations................   26,961      4,217  |   23,329     25,845
  Intercompany elimination........      --         --   |   (1,492)    (7,965)
                                   --------   --------  | --------   --------
    Total revenue................. $156,840   $ 34,641  | $146,583   $248,989
                                   ========   ========  | ========   ========
Income (loss) from operations:                          |
  U.S. operations................. $  5,281   $  1,310  | $ 18,732   $ 38,875
  Canadian operations.............      --         --   |   (5,129)     3,046
  Mexican operations..............      --         --   |   (1,151)       (22)
  Other operations................      --         --   |      --         --
  Intercompany elimination........      --         --   |      --         182
                                   --------   --------  | --------   --------
    Total operating income........ $  5,281   $  1,310  | $ 12,452   $ 42,081
                                   ========   ========  | ========   ========
Identifiable assets (including                          |
 long-lived assets):                                    |
  U.S. operations................. $158,088   $127,749  | $193,503   $253,142
  Canadian operations.............      --         --   |    9,143     11,158
  Mexican operations..............      --         --   |    1,538        302
  Other operations................      --         --   |      --         --
  Intercompany elimination........      --         --   |   (2,447)   (10,837)
                                   --------   --------  | --------   --------
    Total identifiable assets..... $158,088   $127,749  | $201,737   $253,765
                                   ========   ========  | ========   ========

  Canadian operations include one subsidiary, SAGA SOFTWARE (CANADA) Inc. (formerly R.D. Nickel and Associates, Inc.), which was acquired in September 1997. Mexican operations include one subsidiary located in Mexico. The Company's Mexican operations commenced in 1996 and operated as a branch office until it became a wholly owned subsidiary in May 1997. Other operations include royalty revenue from international distributors.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

  Royalty revenues from international distributors are as follows:

                                              Predecessor        Successor
                                           ----------------- -----------------
                                                     Three     Nine
                                             Year    months   months    Year
                                            ended    ended    ended    ended
                                           Dec. 31, Mar. 31, Dec. 31, Dec. 31,
                                             1996     1997     1997     1998
                                           -------- -------- -------- --------
                                                     (in thousands)
Japan..................................... $ 9,207   $  971 |$10,481  $12,469
Brazil....................................   7,000    1,500 |  7,500    7,777
Canada....................................   4,640      805 |  2,026      --
Other.....................................   6,114      941 |  3,322    5,599
                                           -------   ------ |-------  -------
Total royalty revenues from international                   |
 distributors............................. $26,961   $4,217 |$23,329  $25,845
                                           =======   ====== |=======  =======

  Royalty revenues from international distributors included in software license fees and maintenance fees on the consolidated statements of operations were $16,982,000 and $9,979,000, respectively, in 1996; $2,331,000 and
$1,886,000, respectively, for the three months ended March 31, 1997; $16,105,000 and $7,224,000, respectively, for the nine months ended December 31, 1997 and $18,696,000 and $7,149,000, respectively, for the year ended December 31, 1998. Royalties from Canada includes royalties received from R.D. Nickel prior to the acquisition in September 1997.

  Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length, and in accordance with the rules and regulations of the respective governing tax authorities.

  The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and enterprise integration products. In 1996, 1997 and 1998, revenues from sale of enterprise systems products represented 85%, 81% and 85%, respectively, and revenues from sale of enterprise integration products represented 15%, 19% and 15%, respectively, of the total software license fees.

  The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and enterprise integration products and through educational services. The Company's professional services offerings include software integration, system implementation, large project management, year 2000 analysis and remediation and consulting. In 1997 and 1998, software integration, system implementation and large project management services contributed 64% and 44%, respectively; year 2000 analysis and remediation services contributed 15% and 42%, respectively; educational services contributed 7% and 4%, respectively; consulting services contributed 2% each, and other services contributed approximately 12% and 8%, respectively, of the total services revenue. The related 1996 information is not available as the company maintained its financial information in a different manner compared to 1997 and thereafter.

(17) Other Income and Expense, Net

  Other income and expense, net, on the consolidated statements of operations primarily includes interest income of $2,914,000 and gain on sale of other assets of $1,000,000 for the year ended December 31, 1996; interest income of $779,000 for the three months ended March 31, 1997; interest income of $728,000 for the nine months ended December 31, 1997 and interest income of $3,550,000 for the year ended December 31, 1998.

(18) Contingencies

  The Company is involved in various claims and legal proceedings of a nature considered normal to its business, primarily relating to product and contract performance issues, and employee termination matters. While

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they will have a material adverse affect on the Company's financial position or results of operations.

(19) Quarterly Financial Data (Unaudited)

  Summarized financial data by quarters is as follows:

                                       Predecessor          Successor
                                       ----------- ---------------------------
                                          Three
                                         months        Three months ended,
                                          ended    ---------------------------
                                        Mar. 31,   June 30, Sept. 30, Dec. 31,
                                          1997       1997     1997      1997
                                       ----------- -------- --------- --------
                                        (in thousands, except per share data)
Revenue...............................   $34,641 | $42,947   $46,729  $56,907
Gross profit..........................    17,127 |  22,845    23,748   31,264
Net income (loss).....................     1,373 |   2,151    (3,227)   6,414
Net income (loss) per share...........      0.06 |    0.09     (0.13)    0.24
Net income (loss) per share-assuming             |
 dilution.............................   $  0.05 | $  0.08   $ (0.13) $  0.23

                                                   Successor
                                    ------------------------------------------
                                              Three months ended,
                                    ------------------------------------------
                                    Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                      1998       1998        1998      1998
                                    ---------  ---------  ---------- ---------
                                     (in thousands, except per share data)
Revenue............................ $  55,863  $  60,352   $  62,923 $  69,851
Gross profit.......................    31,635     36,211      35,041    39,884
Net income.........................     5,390      6,145       6,823     9,352
Net income per share...............      0.18       0.21        0.23      0.31
Net income per share-assuming
 dilution.......................... $    0.17  $    0.19   $    0.21 $    0.29

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  The change in the Company's accountants on July 11, 1997 was previously reported as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

                                  P A R T III

 ITEM 10. Directors and Executive Officers of the Registrant.

  Information concerning the directors and executive officers of the Company is set forth in the Proxy Statement in connection with the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such section is set forth in the Proxy Statement under the heading "Section 16 (a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

 ITEM 11. Executive Compensation.

  Information concerning compensation of the Company's named executive officers and directors is set forth in the Proxy Statement under the heading "Election of Directors", which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Election of Directors--Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Stock Performance Graph" is not incorporated by reference herein.

 ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

  Information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Share Ownership of Principal Stockholders and Management", which information is incorporated herein by reference.

 ITEM 13. Certain Relationships and Related Transactions.

  Information concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Certain Relationships and Transactions", which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.The following consolidated financial statements are included in Part II,
        Item 8 of this report:

      Report of Independent Auditors

      Consolidated Balance Sheets--December 31, 1997 and 1998

      Consolidated Statements of Operations--For the year ended December 31,
        1996, three months ended March 31, 1997 and nine months ended December 31, 1997, and for the year ended December 31, 1998

      Consolidated Statements of Stockholders' Equity--For the year ended
        December 31, 1996, three months ended March 31, 1997 and nine months ended December 31, 1997, and for the year ended December 31, 1998

      Consolidated Statements of Cash Flows--For the year ended December 31,
        1996, three months ended March 31, 1997 and nine months ended December 31, 1997, and for the year ended December 31, 1998

      Supplementary Financial Information

    2.The following financial statement schedule is filed as a part of this Annual Report:

      Financial statement schedule covered by report of Independent Auditors:
        Schedule II--Valuation and Qualifying Accounts as of and for the three years in the period ended December 31, 1998.

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable.

    3.Exhibits

         3.1  Second Amended and Restated Certificate of Incorporation of the
              Registrant*

         3.2  Third Amended and Restated Bylaws of the Registrant**

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

        10.4  Memorandum of Understanding between Daniel F. Gillis and Software
              AG Systems, Inc. (dated as of April 24, 1997)*+

        10.5  Memorandum of Understanding between Harry K. McCreery and Software
              AG Americas, Inc. (dated as of December 16, 1996)*+

        10.6  Memorandum of Understanding between Derek M. Brigden and Software
              AG Americas, Inc. (dated as of December 13, 1996)*+

        10.7  Software AG Systems, Inc. 1997 Stock Option Plan, as amended***+

        10.8 Software AG Systems, Inc. Employee Stock Purchase Plan, as amended****+

        10.9  Management and Consulting Agreement between TC Management LLC and
              Software AG Americas, Inc. (dated as of April 1, 1997)*

        10.10 Deferred Compensation Agreement between Daniel F. Gillis and
              Software AG Americas, Inc. (dated as of July 1, 1995), as amended*+


    10.11 Deferred Compensation Agreement between Harry K. McCreery and
          Software AG Americas, Inc. (dated as of January 1, 1991), as amended*+

    10.12 Administrative Services Agreement between Software AG and Software AG
          Americas, Inc. (dated as of March 31, 1997), as amended*

    10.13 Registration Rights Agreement between Software AG Systems, Inc. and
          Thayer Equity Investors III, L.P. (dated as of September 26, 1997)*

    10.14 Subscription Agreement between Timothy L. Hill and Software AG
          Systems, Inc., (dated as of August 22, 1997), as amended*

    10.15 Shareholders Agreement among Software AG Systems, Inc., Thayer Equity
          Investors III, L.P. and certain shareholders of Software AG Systems,
          Inc. (dated as of April 1, 1997)*

    10.16 Promissory Note made by Daniel F. Gillis (effective date March 24,
          1997)*

    10.17 Promissory Note made by Harry K. McCreery (effective date March 24,
          1997)*

    10.18 Promissory Note made by Harry K. McCreery (effective date August 9,
          1996)*

    10.19 Promissory Note made by James H. Daly (effective date March 24,
          1997)*

    16    Letter regarding Change in Certifying Accountant*

    21    Subsidiaries of the Registrant*****

    23    Consent of KPMG LLP*****

    24    Powers of Attorney*****

    27    Financial Data Schedule*****

--------
* Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-36567) and incorporated herein by reference.

** Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-50645) and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-44687) and incorporated herein by reference.

**** Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-49221) and incorporated herein by reference.

***** Filed herewith.

+    Management contracts or compensatory plan or arrangement.

(b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on December 9, 1998 to report the appointment of Gary M. Voight as Vice President, Sales of the Company effective December 1, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Software AG Systems, Inc.

                                                  /s/ Daniel F. Gillis
                                          By: _________________________________
                                                      Daniel F. Gillis
                                               Director, President and Chief
Date: March 30, 1999                            Executive Officer (Principal
                                                     Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Daniel F. Gillis            Director, President and      March 30, 1999
By: __________________________________  Chief Executive Officer
           Daniel F. Gillis             (Principal Executive
                                        Officer)

      /s/ Harry K. McCreery            Vice President, Treasurer    March 30, 1999
By: __________________________________  and Chief Financial
          Harry K. McCreery             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                  *                    Chairman of the Board of     March 30, 1999
By: __________________________________      Directors
          Carl J. Rickertsen

                  *                             Director            March 30, 1999
By: __________________________________
         Dr. Philip S. Dauber

                  *                             Director            March 30, 1999
By: __________________________________
          Dr. Erwin Koenigs

                  *                             Director            March 30, 1999
By: __________________________________
          Edward E. Lucente

                  *                             Director            March 30, 1999
By: __________________________________
          Dr. Paul G. Stern

      /s/ Harry K. McCreery
*By: _________________________________
          Harry K. McCreery
           Attorney-In-Fact

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                                              Additions
                                   Balance at Charged to              Balance
                                   Beginning  Costs and  Deductions    at End
        Description                of Period   Expenses  Write-offs  of Period
        -----------                ---------- ---------- ----------  ----------
Predecessor:
1/1/96-12/31/96
  Allowance for Doubtful Ac-
   counts......................... $4,035,518 $  757,060 $1,083,575  $3,709,003
1/1/97-3/31/97
  Allowance for Doubtful Ac-
   counts.........................  3,709,003    204,406   (138,274)  4,051,683
-------------------------------------------------------------------------------

Successor:
4/1/97-12/31/97
  Allowance for Doubtful Ac-
   counts.........................  4,051,683  1,202,325  1,564,412   3,689,596
1/1/98-12/31/98
  Allowance for Doubtful Ac-
   counts......................... $3,689,596 $3,424,222 $2,071,216  $5,042,602