Form 10-Q
period 1999-03-31
SOFTWARE AG SYSTEMS INC
filed 1999-05-12
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

  As of May 11, 1999, 30,602,814 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

Item                                                                                                                 Page
-------------------------------------------------------------------------------------------------------------       -------

                                                            P A R T  I

1. Financial Statements:

     Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998...............................      3
     Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998..........      5
     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998..........      6
     Notes to Condensed Consolidated Financial Statements........................................................      7

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................      9

3. Quantitative and Qualitative Disclosures about Market Risk....................................................     14

                                                            P A R T  II

1. Legal Proceedings.............................................................................................     15

5. Other Information.............................................................................................     15

6. Exhibits and Reports on Form 8-K..............................................................................     15


ITEM 1.   FINANCIAL STATEMENTS

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                              MAR. 31,          DEC. 31,
                                                                                1999              1998
                                                                            -----------       -----------
                                                                            (UNAUDITED)
Assets
Current:
 Cash and cash equivalents...............................................   $    60,011       $    60,298
 Short-term investments..................................................        11,000            10,600
 Accounts receivable:
  Invoiced and currently due.............................................        40,611            50,110
  Advanced billings on maintenance.......................................         7,140            11,899
  Unbilled services......................................................         8,931             8,771
  Installment............................................................        32,459            32,016
  Other..................................................................         1,927             1,231
  Less: allowance for doubtful accounts..................................        (3,920)           (5,042)
                                                                            -----------       -----------
   Total accounts receivable.............................................        87,148            98,985

 Current portion of deferred income taxes................................         5,392             5,392
 Prepaid expenses........................................................         3,669             2,265
 Other current assets....................................................         1,910             1,855
                                                                            -----------       -----------
  Total current assets...................................................       169,130           179,395

Cooperation agreement, net of accumulated amortization...................        18,799            19,387
Installment accounts receivable, net of current portion..................        30,667            30,248
Property, equipment and leasehold improvements, net of accumulated
 depreciation and amortization...........................................         9,504            10,176
Goodwill, net of accumulated amortization................................         9,486             9,720
Deferred income taxes....................................................         4,136             4,136
Other assets.............................................................           812               703
                                                                            -----------       -----------
 Total assets............................................................   $   242,534       $   253,765
                                                                            ===========       ===========


    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MAR. 31,          DEC. 31,
                                                                                1999              1998
                                                                            -----------       -----------
                                                                            (UNAUDITED)
Liabilities and Stockholders' Equity
Current:
 Current portion of long-term obligations................................   $       459       $       478
 Accounts payable........................................................         6,229             9,675
 Accrued payroll and employee benefits...................................         8,025            12,181
 Payable to SAG..........................................................         5,081            10,884
 Income taxes payable....................................................         2,786             3,991
 Other current liabilities...............................................         7,787             7,912
 Current portion of deferred revenues, net of deferred royalties.........        46,622            48,328
                                                                            -----------       -----------
  Total current liabilities..............................................        76,989            93,449

Long-term obligations, net of current portion............................           534               635
Deferred revenues, net of deferred royalties.............................        30,651            31,773
                                                                            -----------       -----------
  Total liabilities......................................................       108,174           125,857

Stockholders' equity
 Common stock ($0.01 par value, 75,000,000 shares authorized, issued and outstanding: 30,599,721 shares at March 31, 1999 and 30,516,946
  shares at December 31, 1998)...........................................           306               305
 Additional paid-in capital..............................................        96,337            95,474
 Retained earnings.......................................................        38,462            33,048
 Accumulated translation adjustments.....................................          (745)             (919)
                                                                            -----------       -----------
  Total stockholders' equity.............................................       134,360           127,908
                                                                            -----------       -----------
  Total liabilities and stockholders' equity.............................   $   242,534       $   253,765
                                                                            ===========       ===========

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

              (IN THOUSANDS, EXCEPT PER SHARE DOLLAR AMOUNTS)

                                                                               1999               1998
                                                                            -----------       -----------
                                                                                     (UNAUDITED)
Revenues:
 Software license fees.................................................     $    13,180       $    21,649
 Maintenance fees......................................................          20,634            19,800
 Professional services fees............................................          19,792            14,414
                                                                            -----------       -----------
  Total revenues.......................................................          53,606            55,863
                                                                            -----------       -----------
Cost of revenues:
 Software license......................................................           3,118             5,670
 Maintenance...........................................................           7,041             7,057
 Professional services.................................................          14,990            11,501
                                                                            -----------       -----------
  Total cost of revenues...............................................          25,149            24,228
                                                                            -----------       -----------
Gross profit...........................................................          28,457            31,635
                                                                            -----------       -----------

Operating expenses:
 Software product development..........................................           2,409               755
 Sales and marketing...................................................           9,811            11,873
 Administrative and general............................................           8,705            10,805
                                                                            -----------       -----------
  Total operating expenses.............................................          20,925            23,433
                                                                            -----------       -----------
Income from operations.................................................           7,532             8,202
 Other income and expense, net.........................................           1,344               906
                                                                            -----------       -----------
Income before income taxes.............................................           8,876             9,108
 Income tax provision..................................................           3,462             3,718
                                                                            -----------       -----------
Net income.............................................................           5,414             5,390

Other comprehensive income:
 Foreign currency translation adjustments..............................             173               (72)
                                                                            -----------       -----------
Comprehensive income...................................................     $     5,587       $     5,318
                                                                            ===========       ===========
Net income per common share:
 Basic.................................................................     $      0.18       $      0.18
 Diluted...............................................................     $      0.17       $      0.17

Shares used in computing net income per common share:
 Basic.................................................................          30,577            29,517
 Diluted...............................................................          31,839            31,491

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                (IN THOUSANDS)


                                                                               1999              1998
                                                                            -----------       -----------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
 Net income.. ...........................................................   $     5,414       $     5,390
 Adjustments to reconcile net income to net cash provided by operating
  Activities:
   Depreciation and amortization.........................................         2,005             2,070
   Loss (Gain) on sales of property and equipment........................            15               (22)
   Write off of investment...............................................            --               848
   Compensation expenses on options granted..............................           194               194
   Changes in operating accounts.........................................        (7,177)           (7,044)
                                                                            -----------       -----------
    Net cash provided by operating activities............................           451             1,436
                                                                            -----------       -----------

Cash flows from investing activities:
 Additions to property, equipment and leasehold improvements.............          (430)           (1,523)
 Proceeds from sales of property and equipment...........................            --                22
 Purchase of short-term investments......................................          (400)               --
                                                                            -----------       -----------
    Net cash used in investing activities................................          (830)           (1,501)
                                                                            -----------       -----------

Cash flows from financing activities:
 Proceeds from stock options  exercised..................................           131                12
 Adjustment to expenses relating to initial public offering..............            --              (100)
 Payments made on capital leases.........................................          (120)               --
                                                                            -----------       -----------
    Net cash provided by/(used) in financing activities..................            11               (88)
                                                                            -----------       -----------

Effect of exchange rate changes on cash and cash equivalents.............            81                --
Net decrease in cash and cash equivalents................................          (287)             (153)
Cash and cash equivalents, beginning.....................................        60,298            50,429
                                                                            -----------       -----------
Cash and cash equivalents, ending........................................   $    60,011       $    50,276
                                                                            ===========       ===========

    See accompanying notes to condensed consolidated financial statements.

                  SOFTWARE AG SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

  The condensed consolidated financial statements included herein have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Software AG Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

  In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

(2)    ACCOUNTING POLICIES

Revenue Recognition

  On January 1, 1998, Software AG Systems, Inc. and its subsidiaries (the "Company") adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defers certain portions of SOP 97-2 until the Company's fiscal year 2000. Management of the Company is currently evaluating what impact, if any, SOP 97-2 will have on the Company's revenue recognition policies once the portions of SOP 97-2 which have been deferred become effective.

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

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                           1999            1998
                                                                       -------------  ------------
                                                                                (UNAUDITED)
                                                                      (IN THOUSANDS, EXCEPT FOR PER
                                                                          SHARE DOLLAR AMOUNTS)
Numerator:
   Net income...................................................       $      5,414   $      5,390
                                                                       -------------  ------------
Denominator:
Basic weighted average shares outstanding.......................             30,577         29,517
Effect of dilutive securities:
   Stock options................................................              1,262          1,974
                                                                       -------------  ------------
Diluted weighted average shares outstanding.....................             31,839         31,491
                                                                       =============  ============

Net income per common share:
   Basic........................................................       $       0.18   $       0.18
                                                                       =============  ============
   Diluted......................................................       $       0.17   $       0.17
                                                                       =============  ============



(3)    SUBSEQUENT EVENT

  On April 27, 1999, the Company commenced an offer to repurchase up to 6,000,000 shares of its common stock, par value $0.01 per share ("Common Stock"), at a price not greater than $8.00 per share nor less than $6.50 per share (the "Offer"). The Company intends to finance the Offer with cash on hand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

  Total Revenues. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services. The Company's total revenues were $53.6 million and $55.9 million for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of 4%. This decrease in total revenues was primarily due to a decrease in software license fees as described below.

  Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and enterprise integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. Enterprise integration products include EntireX, a family of integration products, and iXpress, a web enablement and deployment platform. Software license fees decreased 39% to $13.2 million for the three months ended March 31, 1999 compared to $21.6 million from the prior period. Software license fees in the first quarter of 1998 were positively impacted by one large enterprise license agreement ("ELA") with software license fees of $5.9 million. Excluding this one large ELA from 1998, the software license fees would have decreased 16% compared to the prior period. Management believes that the decrease in software license fees is attributable in part, to customers' decisions to postpone new orders until such customers address their own internal year 2000 concerns. Management expects this trend to continue through 1999.

  Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and enterprise integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed products. Maintenance fees were $20.6 million and $19.8 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 4%. This increase was primarily due to expansion of the installed base due to increased license sales combined with the overall maintenance renewal rate of over 90%.

  Professional Services Fees. The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and enterprise integration products and through educational services. The Company's professional services offerings include consulting, software integration, system implementation, large project management and year 2000 analysis and remediation. The services are delivered on either a time and material basis or a fixed price basis. Professional services fees were $19.8 million and $14.4 million for the three months ended March 31, 1999 and 1998, respectively, representing an increase of 37%. Approximately half of this increase was attributable solely to the year 2000 professional services area while the other half of the increase was attributable to traditional core professional services offerings, such as application development and engineering consulting. Year 2000 professional service revenues in the first quarter of 1999 decreased to $7.3 million compared to $11.4 million in the fourth quarter of 1998. Management anticipates this decrease to continue in 1999 and year 2000 professional service revenues to significantly decrease thereafter.

COST OF REVENUES

  Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $3.1 million and $5.7 million for the three months ended March 31, 1999 and 1998, respectively, representing 24% and 26% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in sales volume. The percentage decrease was primarily due to a shift in the mix of third party products sold from those with a high royalty rate to those with a low royalty rate. Royalty rates on third-party products vary from 24% to 40% of gross software license fees. The decrease in the percentage was also attributable to an increase of 43% in the sale of the Company owned products compared to the prior period.

  Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $7.0 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively, representing 34% and 36% of maintenance fees for each respective period. The decreases in both dollar amount and percentage were primarily attributable to improved utilization and efficiency of the existing support personnel.

  Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $15.0 million and $11.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 76% and 80% of professional services fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The improvement in margin was primarily attributable to improved utilization of resources.

OPERATING EXPENSES

  Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $2.4 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively. This increase was primarily due to expenses incurred in support of the Company's current product in development, Sagavista.

  Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $9.8 million and $11.9 million for the three months ended 1999 and 1998, respectively, representing 18% and 21% of total revenues, respectively. Sales and marketing expenses in the first quarter of 1998 included costs relating to several new marketing programs and events. Similar costs were not incurred in the first quarter of 1999. The Company anticipates that sales and marketing expenses will increase in the second half of 1999 in connection with new product introductions.

  Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $8.7 million and $10.8 million for the three months ended March 31, 1999 and 1998, respectively, representing 16% and 19% of total revenues for each respective period. This decrease was primarily due to planned reductions in infrastructure and reduction in bad debt reserve, which resulted from a credit against administrative and general expenses from lower accounts receivable balance in the first quarter of 1999.

OTHER

  Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short term investments, long term customer contracts carried by the Company and miscellaneous income, offset by miscellaneous expenses. Other income and expense, net, was $1.3 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively. This increase was primarily attributable to the increase in interest income as cash, cash equivalents and the short-term investments balances increased to $71.0 million at March 31, 1999 compared to $50.3 million from the prior period.

  Income Tax Provision. The income tax provision was $3.5 million and $3.7 million for the three months ended March 31, 1999 and 1998, respectively, resulting in effective tax rates of 39.0% and 40.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations principally through cash flow from operating activities. Net cash provided by operating activities was $0.5 million and $1.4 million for the three months ended March 31, 1999 and 1998, respectively, primarily from net income from each respective period.

  Investing activities used net cash of $0.8 million and $1.5 million for the three months ended March 31, 1999 and 1998, respectively, primarily to fund capital expenditures and to purchase short-term investments.

  Financing activities provided net cash of $11,000 for the three months ended March 31, 1999 primarily from the proceeds from stock options exercised offset by payments made on long-term capital leases. For the three months ended March 31, 1998, financing activities used net cash of $88,000 primarily for expenses related to the initial public offering in November 1997.

  The Company had $71.0 million and $70.9 million in cash, cash equivalents and short-term investments as of March 31, 1999 and December 31, 1998, respectively. The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of March 31, 1999 and December 31, 1998, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $21.0 million and $24.7 million, respectively. The Company's accounts receivable days sales outstanding at March 31, 1999 and December 31, 1998 was 68 and 64, respectively.

  The Company's international distributors report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented less than 3% of total revenues since that time. With the acquisition of R.D. Nickel and Associates, Inc. the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were approximately 4% of total revenues since the acquisition. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

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

  As is more fully described in the Schedule 13E-4 filed by the Company with the Securities and Exchange Commission ("Commission") on April 27, 1999, the Company commenced an offer to purchase up to 6,000,000 shares of its common stock at a price not greater than $8.00 per share nor less than $6.50 per share. The Offer is scheduled to expire at 5:00 P.M. EDT on May 25, 1999 unless extended by the Company. The Company intends to finance the Offer with its cash on hand. In addition, the Company expects to incur approximately $700,000 of expenses relating to the Offer.

  The Company from time to time evaluates the possibility of acquiring other businesses or technology. The Company believes the financing of such transactions would be achieved by using the Company's cash on hand or other financing alternatives.

  The Company believes that with its existing cash balances, short-term investments, funds generated from operations and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no other material capital commitments or planned expenditures as of March 31, 1999.

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

  All other third party products sold by the Company, which are not developed or acquired by SAG, are expected to be year 2000 compliant by the end of 1999. The Company has sought written assurances from its principal third party vendors that their products are or will be year 2000 compliant. To date, the Company has received no indication from these vendors that their products will not be year 2000 compliant, therefore, the year 2000 risks associated with these products are not currently anticipated to have a material effect on the Company's business, financial condition or results of operations. For the three months ended March 31, 1999, total product revenues from the sale of other third party products, excluding products developed or acquired by SAG, were approximately $0.2 million which represents less than 1% of total revenues. There can be no assurance, however, that year 2000 compliant products will be delivered by third parties in a timely manner.

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

  With respect to its internal information technology systems (including information technology-based office facilities such as data voice communications, and building management and security systems), the Company has established an internal readiness program which when completed should minimize any potential issues that may arise from the year 2000 date problem. The program includes the following major components: (i) a complete analysis, assessment and remediation of all internal software applications, (ii) a complete inventory of all computer hardware, communication equipment and third party software used by the Company in support of its internal operations, (iii) a formal survey to all third party suppliers identified above requesting them to insure that the products that the Company is using are and will be year 2000 compliant, and (iv) the upgrade of all significant hardware and software to year 2000 compliant versions where needed. The Company substantially completed its year 2000 readiness program for all hardware systems and its internal software applications as of December 31,1998 and the Company is continuing to test and re-implement back into production its systems and internal applications in 1999.

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

  Although the Company believes that its products are or will be year 2000 compliant, there can be no assurance that its customers' applications or databases will be year 2000 compliant, resulting in a failure of the customer's system. Therefore, the Company has provided year 2000 remediation services under standard services agreements with limits placed on liability and in some instances, the execution of performance bonds. For the three months ended March 31, 1999, year 2000 remediation services revenues were 7.0 million. Additionally, cumulative year 2000 remediation services revenues through March 31, 1999 were approximately $32.6 million. The Company does not believe that potential liability from these services will materially impact the Company's financial condition or results of operations, however, a certain amount of inaccuracy is inherent in all remediation. As a result of this inherent risk in remediation, the Company cannot guarantee that errors resulting from the year 2000 remediation services performed for customers will not materially adversely impact the Company's business, financial condition or results of operations.

  To date, the costs associated with preparing the Company's products and internal information technology systems to be year 2000 compliant have not been material to the Company's business, financial condition or results of operations and the Company does not expect these costs to materially impact the Company's business, financial condition or results of operations in the future. As of March 31, 1999, the Company incurred less than $400,000 of costs associated with preparing the Company's products and internal information technology system to be year 2000 compliant and the remaining costs are not expected to exceed $100,000. These costs are expensed as incurred. There can be no assurances, however, that the Company will not experience delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.).

  The Company is continuing to prepare its contingency planning, which will include among other things, manual "work-arounds" for mission critical software and hardware failures (including systems supporting the Company's Customer Support organization, as well as substitution of systems, if necessary. The Company anticipates that its Year 2000 contingency planning around mission critical systems will be completed by the end of the second quarter of 1999. After the end of the second quarter of 1999, the Company expects that it will continue to address Year 2000 contingency planning around certain non-mission critical systems on a department-by-department basis. This additional Year 2000 contingency planning, which will have areas of overlap with certain ongoing disaster recovery initiatives that the Company has underway, will specifically address issues concerning how individual departments will function in the event that the Company experiences failures with regard to certain automated support systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company does not believe there is material market risk exposure with respect to its short-term investments or other financial instruments that would require disclosure under this item.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  The Company, certain of its directors and executive officers and the Company's principal stockholder have been named as defendants in purported class action lawsuits filed on April 8, April 14 and April 16, 1999 (two complaints were filed on April 16) in the United States District Court for the Eastern District of Virginia, alleging violations of the federal securities laws. Civil action number 99-496-A was filed by Lucian B. Cox, III, et. al.; civil action number 99-544-A was filed by Gerry Dela Pena, et. al.; civil action number 99-527-A was filed by Katherine K. Piven, et. al.; and civil action number 99-545-A was filed by Adele Brody, et. al. In general, the lawsuits claim, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's Common Stock at artificially inflated prices while in possession of material non-public information. Plaintiffs seek recission or compensatory damages with interest, attorneys and expert witness fees, other costs and other relief awarded at the discretion of the Court. The Company believes that the allegations in the lawsuits are without merit and intends to vigorously defend the charges.

ITEM 5.  OTHER INFORMATION

  On April 27, 1999, the Company commenced an offer to repurchase up to 6,000,000 shares of its Common Stock at a price not greater than $8.00 per share nor less than $6.50 per share. The Company is conducting the Offer through a "Dutch Auction" tender offer. The Offer is scheduled to expire at 5:00 P.M. EDT on May 25, 1999, unless extended by the Company. The purchase of its Common Stock is expected to be financed with the Company's cash on hand.

  The Offer is explained in detail in the Schedule 13E-4 filed with the Commission on April 27, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 Financial Data Schedule

(b)  Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on January 19, 1999 to report the appointment of Alan Croll to the office of Vice President, Services of the Company and SAGA SOFTWARE, Inc., a wholly-owned subsidiary of the Company.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SOFTWARE AG SYSTEMS, INC.



                               BY:  /s/ Harry K. McCreery
                                    ---------------------
                                      Harry K. McCreery
Date:  May 12, 1999            Vice President, Treasurer and
                                   Chief Financial Officer
                       (Principal Financial and Accounting Officer and
                                  Duly Authorized Officer)