Form 10-Q
period 1999-06-30
SAGA SYSTEMS INC /DE/
filed 1999-08-12
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NO. 001-13609

                              SAGA SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                                         54-1167173
               --------                                         ----------
     (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                         identification no.)

                          11190 Sunrise Valley Drive
                            Reston, Virginia 20191
                            ----------------------
                   (Address of principal executive offices)

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

     As of July 26, 1999, 30,031,788 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

Item                                                                                 Page
----                                                                                 ----
                                  P A R T   I

1.   Financial Statements:

          Condensed Consolidated Balance Sheets at June 30, 1999 and December
            31, 1998.............................................................    3
          Condensed Consolidated Statements of Operations for the three and
            six months ended June 30, 1999 and 1998..............................    5
          Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 1999 and 1998.........................................    6
          Notes to Condensed Consolidated Financial Statements...................    7

2.   Management's Discussion and Analysis of Financial Condition and Results of
     Operations..................................................................   10

3.   Quantitative and Qualitative Disclosures about Market Risk..................   16

                                  P A R T  II

1.   Legal Proceedings...........................................................   18

4.   Submission of Matters to a Vote of Security Holders.........................   18

6.   Exhibits and Reports on Form 8-K............................................   19

Item 1.   Financial Statements

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                              June 30,           Dec. 31,
                                                                                                1999               1998
                                                                                            -------------      -------------
                                                                                             (Unaudited)
Assets
Current:
    Cash and cash equivalents...........................................................    $      46,531      $      60,298
    Short-term investments..............................................................           13,000             10,600
    Accounts receivable:
      Invoiced and currently due........................................................           40,497             50,110
      Advanced billings on maintenance..................................................           14,477             11,899
      Unbilled services.................................................................            3,906              8,771
      Installment.......................................................................           34,540             32,016
      Other.............................................................................            2,003              1,231
      Less: allowance for doubtful accounts.............................................           (4,565)            (5,042)
                                                                                            -------------      -------------
        Total accounts receivable.......................................................           90,858             98,985

    Current portion of deferred income taxes............................................            5,389              5,392
    Prepaid expenses....................................................................            4,766              2,265
    Other current assets................................................................              301              1,855
                                                                                            -------------      -------------
        Total current assets............................................................          160,845            179,395

Installment accounts receivable, net of current portion.................................           32,632             30,248
Goodwill and other intangible assets, net of accumulated amortization...................           21,477              9,720
Cooperation agreement, net of accumulated amortization..................................           18,212             19,387
Property, equipment and leasehold improvements, net of accumulated depreciation
  and amortization......................................................................            8,895             10,176
Deferred income taxes...................................................................            4,136              4,136
Other assets............................................................................              812                703
                                                                                            -------------      -------------
          Total assets..................................................................    $     247,009      $     253,765
                                                                                            =============      =============


     See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                       (in thousands, except share data)

                                                                                            June 30,        Dec. 31,
                                                                                              1999            1998
                                                                                          ------------     ----------
                                                                                          (Unaudited)
Liabilities and Stockholders' Equity
Current:
    Current portion of long-term obligations.........................................     $        438     $      478
    Accounts payable.................................................................            6,499          9,675
    Accrued payroll and employee benefits............................................            7,075         12,181
    Payable to Software AG...........................................................            6,924         10,884
    Income taxes payable.............................................................            1,697          3,991
    Other current liabilities........................................................            6,458          7,912
    Current portion of deferred revenues, net of deferred royalties..................           48,487         48,328
                                                                                          ------------     ----------
        Total current liabilities....................................................           77,578         93,449

Long-term obligations, net of current portion........................................              432            635
Deferred revenues, net of deferred royalties.........................................           31,878         31,773
                                                                                          ------------     ----------
        Total liabilities............................................................          109,888        125,857
                                                                                          ------------     ----------
Stockholders' equity
    Common stock ($0.01 par value, 75,000,000 shares authorized;
      30,779,688  shares issued at June 30, 1999; and 30,516,946 shares issued
      and outstanding at December 31, 1998)..........................................              308            305
    Additional paid-in capital.......................................................           97,890         95,474
    Retained earnings................................................................           43,570         33,048
    Accumulated other comprehensive income...........................................             (662)          (919)
                                                                                          ------------     ----------
                                                                                               141,106        127,908
    Less treasury stock, at cost (346,200 shares at June 30, 1999 and no shares
       at December 31, 1998).........................................................           (3,985)           ---
                                                                                          ------------     ----------
        Total stockholders' equity...................................................          137,121        127,908
                                                                                          ------------     ----------
        Total liabilities and stockholders' equity...................................     $    247,009     $  253,765
                                                                                          ============     ==========

   See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three and six months ended June 30, 1999 and 1998

                (in thousands, except per share dollar amounts)

                                                          Three months ended June 30,    Six months ended June 30,
                                                         ----------------------------   ---------------------------
                                                             1999            1998          1999             1998
                                                         ------------     -----------   -----------     -----------
Revenues:
   Software license fees..............................   $     17,172     $    24,578   $    30,352     $    46,227
   Maintenance fees...................................         20,828          20,496        41,462          40,296
   Professional services fees.........................         17,938          15,278        37,730          29,692
                                                         ------------     -----------   -----------     -----------
       Total revenues.................................         55,938          60,352       109,544         116,215
                                                         ------------     -----------   -----------     -----------
Cost of revenues:
   Software license...................................          4,034           5,055         7,152          10,725
   Maintenance........................................          6,914           7,039        13,955          14,096
   Professional services..............................         14,017          12,047        29,007          23,548
                                                         ------------     -----------   -----------     -----------
       Total cost of revenues.........................         24,965          24,141        50,114          48,369
                                                         ------------     -----------   -----------     -----------
Gross profit..........................................         30,973          36,211        59,430          67,846
                                                         ------------     -----------   -----------     -----------
Operating expenses:
    Software product development......................          2,315           1,146         4,724           1,901
    Sales and marketing...............................         10,240          13,124        20,051          24,997
    Administrative and general........................         11,347          12,521        20,052          23,326
                                                         ------------     -----------   -----------     -----------
       Total operating expenses.......................         23,902          26,791        44,827          50,224
                                                         ------------     -----------   -----------     -----------
Income from operations................................          7,071           9,420        14,603          17,622
    Other income and expense, net.....................          1,303             953         2,647           1,859
                                                         ------------     -----------   -----------     -----------
Income before income taxes............................          8,374          10,373        17,250          19,481
    Income tax provision..............................          3,266           4,228         6,728           7,946
                                                         ------------     -----------   -----------     -----------
Net income............................................          5,108           6,145        10,522          11,535
Other comprehensive income (loss):
    Foreign currency translation adjustments..........             83               8           256             (64)
                                                         ------------     -----------   -----------     -----------
Comprehensive income..................................   $      5,191     $     6,153   $    10,778     $    11,471
                                                         ============     ===========   ===========     ===========

Net income per common share:
    Basic.............................................   $       0.17     $      0.21   $      0.34     $      0.39
    Diluted...........................................   $       0.16     $      0.19   $      0.33     $      0.36

Shares used in computing net income per common share:
    Basic.............................................         30,630          29,764        30,603          29,641
    Diluted...........................................         31,653          31,976        31,746          31,791

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1999 and 1998

                                (in thousands)

                                                                              1999           1998
                                                                           ----------     ----------
                                                                                  (Unaudited)
Cash flows from operating activities:
  Net income..........................................................     $  10,522      $  11,535
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.....................................         4,071          4,008
    Loss on sales of property and equipment...........................            21            347
    Net proceeds from sales of accounts receivable....................           ---         18,119
    Write off of investment...........................................           ---            848
    Compensation expenses on options granted..........................           356            388
    Changes in operating accounts.....................................       (10,657)       (29,914)
                                                                           ----------     ----------
          Net cash provided by operating activities...................         4,313          5,331
                                                                           ----------     ----------

Cash flows from investing activities:
  Additions to property, equipment and leasehold improvements.........          (757)        (1,637)
  Proceeds from sales of property and equipment.......................           ---             22
  Purchase of short-term investments..................................       (11,000)           ---
  Sale of short-term investments......................................         8,600            ---
  Acquisition, net of cash received...................................       (12,036)
                                                                           ----------     ----------
          Net cash used in investing activities.......................       (15,193)        (1,615)
                                                                           ----------     ----------

Cash flows from financing activities:
  Proceeds from stock options exercised...............................           241          1,157
  Expenses relating to initial public offering........................           ---           (144)
  Proceeds from Employee Stock Purchase Plan..........................         1,071            ---
  Payments made on capital leases.....................................          (243)           ---
  Repurchase of common stock..........................................        (3,985)           ---
                                                                           ----------     ----------
          Net cash provided by / (used) in financing activities.......        (2,916)         1,013
                                                                           ----------     ----------

Effect of exchange rate changes on cash and cash equivalents..........            29            ---
Net increase (decrease) in cash and cash equivalents..................       (13,767)         4,729
Cash and cash equivalents, beginning..................................        60,298         50,429
                                                                           ----------     ----------
Cash and cash equivalents, ending.....................................     $  46,531      $  55,158
                                                                           ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the SAGA SYSTEMS, Inc. (formerly known as Software AG Systems, Inc.) Annual Report on Form 10-K for the year ended December 31, 1998.

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the six and three months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

(2)    Accounting Policies

Revenue Recognition

     On January 1, 1998, SAGA SYSTEMS, Inc. and its subsidiaries (the "Company") adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defer certain portions of SOP 97-2 until the Company's fiscal year 2000. Management of the Company is currently evaluating what impact, if any, SOP 97-2 will have on the Company's revenue recognition policies once the portions of SOP 97-2, which have been deferred become effective.

     Software license revenues for an arrangement to deliver software that does not require significant production, modification or customization of software are recognized when there is an executed license agreement, the software and authorization code, where applicable, have been delivered, the fee is fixed and collectibility is probable.

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

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

Net Income per Common Share

     The Company reports earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share. Basic earnings per share is based on income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common stockholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares that are dilutive. The following information is a reconciliation of the amounts used in these calculations:

                                                   Three months ended June 30,         Six months ended June 30,
                                                  -----------------------------      -----------------------------
                                                      1999             1998              1999            1998
                                                  ------------     ------------      ------------     ------------
                                                        (In thousands, except for per share dollar amounts)
                                                                            (Unaudited)
Numerator:
   Net income..................................   $      5,108     $      6,145      $     10,522     $     11,535
                                                  ============     ============      ============     ============
Denominator:
Basic weighted average shares outstanding......         30,630           29,764            30,603           29,641
Effect of dilutive securities:
   Stock options...............................          1,023            2,212             1,143            2,150
                                                  ------------     ------------      ------------     ------------
Diluted weighted average shares outstanding....         31,653           31,976            31,746           31,791
                                                  ============     ============      ============     ============
Net income per common share:
   Basic.......................................   $       0.17     $       0.21      $       0.34     $       0.39
                                                  ============     ============      ============     ============
   Diluted.....................................   $       0.16     $       0.19      $       0.33     $       0.36
                                                  ============     ============      ============     ============

(3)  Treasury Stock

     On April 27, 1999, the Company commenced an offer to repurchase up to 6,000,000 shares of its common stock, par value $0.01 per share ("Common Stock"), at a price not greater than $8.00 per share nor less than $6.50 per share (the "Offer"). The Offer expired on May 25, 1999 and 200 shares of Common Stock were tendered at $8.00 per share. In addition, the Company incurred approximately $160,000 of expenses relating to the Offer, which were expensed as period costs. These expenses included printing fees, legal fees, depositary fees, information agent fees, filing fees and other miscellaneous expenses.

     In June 1999, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced on June 14, 1999 ("Stock Repurchase Program"). The Stock Repurchase Program authorizes the Company to repurchase up to 2,000,000 shares from time to time on the open market starting on June 14, 1999 and to continue over an indefinite period. The Company had repurchased 346,000 shares of Common Stock as of June 30, 1999 at an aggregate cost of approximately $4.0 million.

(4)  Acquisition

     Effective June 9, 1999, the Company acquired 100% of the issued and outstanding stock of a privately-owned enterprise software development company based in San Jose, California, Blue Lobster Software, Inc. ("Blue Lobster"), for $12.0 million. The acquisition was funded through cash on hand. Blue Lobster has a development team located in Rochester, New York, which has already been employed toward further enhancement of the Company's in-development enterprise integration product suite, Sagavista(TM).

     The acquisition was accounted for using the purchase method of accounting and the operating results of the acquired business have been included in the consolidated financial statements since the acquisition date. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. The Company has allocated approximately $12.3 million to the fair value of certain intellectual property rights, which is being amortized on a straight-line basis over seven years.

     The Blue Lobster acquisition was not determined to be significant to the operations or financial position of the Company; accordingly, the pro forma financial information has not been presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Six months ended June 30, 1999 and 1998

Revenues

     Total Revenues. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services. The Company's total revenues were $109.5 million and $116.2 million for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 6%. This decrease in total revenues was primarily due to a decrease in software license fees as described below.

     Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and enterprise integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. Enterprise integration products include EntireX, a family of integration products, and iXpress, a web enablement and deployment platform. Software license fees decreased 34% to $30.4 million for the six months ended June 30, 1999 compared to $46.2 million from the same period in 1998. The decline in the software license fees in the first six months of 1999 compared to the same period in 1998 was primarily due to two large orders aggregating approximately $12.3 million during the first six months of 1998. There were no comparably large orders in 1999. Excluding these large orders from 1998, the software license fees would have decreased 11% compared to 1998. Management believes that the decrease in software license fees is attributable, in part, to customers' decisions to postpone new orders until such customers address their own internal year 2000 concerns. Management expects this trend to continue in the remainder of 1999.

     Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the
Company's enterprise systems and enterprise integration products.   Maintenance
is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals may occur only if the customer continues to use the licensed products. Maintenance fees were $41.5 million and $40.3 million for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 3%. This increase was primarily due to expansion of the installed base due to increased license sales combined with the current overall maintenance renewal rate of approximately 90%.

     Professional Services Fees. The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and enterprise integration products and through educational services. The Company's professional services offerings include consulting, software integration, system implementation, large project management and year 2000 analysis and remediation. The services are delivered on either a time and material basis or a fixed price basis. Professional services fees were $37.7 million and $29.7 million for the six months ended June 30, 1999 and 1998, respectively, representing an increase of 27%. Approximately 60% of this increase was attributable to the traditional core professional services offerings, such as application development and engineering consulting services, while approximately 40% of the increase was attributable to the year 2000 professional services area. Even though year 2000 professional services revenues increased in the first six months in 1999 compared to the same period in 1998, year 2000 professional services revenues have continued to decrease from $11.4 million in the fourth quarter of 1998 to $7.3 million in the first quarter of 1999 and $5.6 million in the second quarter of 1999. Management anticipates this decreasing trend to continue in the remainder of 1999 and that year 2000 professional service revenues will be insignificant thereafter.

Cost of Revenues

     Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $7.2 million and $10.7 million for the six months ended June 30, 1999 and 1998, respectively, representing 24% and 23% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in software license fees. The slight increase in the percentage was primarily due to a shift in the mix of third party products sold from those with a low royalty rate to those with a higher royalty rate. Royalty rates on third-party products vary from 24% to 40% of gross software license fees.

     Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $14.0 million and $14.1 million for the six months ended June 30, 1999 and 1998, respectively, representing 34% and 35% of maintenance fees for each respective period. The decrease in percentage was primarily attributable to improved utilization and efficiency of existing support personnel.

     Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $29.0 million and $23.5 million for the six months ended June 30, 1999 and 1998, respectively, representing 77% and 79% of professional services fees for each respective period. The increase in dollar amount was primarily due to an increase in revenue volume. The improvement in margin was primarily attributable to improved utilization of resources.

Operating Expenses

     Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $4.7 million and $1.9 million for the six months ended June 30, 1999 and 1998, respectively. This increase was primarily due to expenses incurred in support of the Company's current product in development, Sagavista. Sagavista remains on schedule for delivery in late September 1999 and the Company began beta testing in July 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $20.1 million and $25.0 million for the six months ended 1999 and 1998, respectively, representing 18% and 22% of total revenues for each respective reporting period. This decrease was attributable to a decrease in sales commission as a result of the software license fees revenue decrease in 1999 compared to 1998. The decrease in sales and marketing expenses was also attributable to the fact that the sales and marketing expenses in 1998 included costs relating to several new marketing programs and events, including a major trade show and symposiums. Similar costs were incurred in 1999 but not to the magnitude of those incurred in 1998. The Company anticipates that sales and marketing expenses will increase in the second half of 1999 in connection with new product introductions.

     Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $20.1 million and $23.3 million for the six months ended June 30, 1999 and 1998, respectively, representing 18% and 20% of total revenues for each respective six month period. This decrease was attributable, in part, to a reduction in company-wide bonus expenses, which was based on the Company's financial performance. The decrease in administrative and general expenses was also attributable, in part, to a reduction in bad debt reserve as a result of a lower accounts receivable balance as of end of the second quarter 1999.

Other

     Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short-term investments, long-term customer contracts carried by the Company and miscellaneous income, offset by miscellaneous expenses. Other income and expense, net, was $2.6 million and $1.9 million for the six months ended June 30, 1999 and 1998, respectively. This increase was primarily attributable to the increase in interest income as average cash, cash equivalents and short-term investments balances increased to $65.2 million in 1999 from $52.8 million in 1998.

     Income Tax Provision. The income tax provision was $6.7 million and $7.9 million for the six months ended June 30, 1999 and 1998, respectively, resulting in effective tax rates of 39.0% and 40.8%, respectively.


Three months ended June 30, 1999 and 1998

Revenues

     Total Revenues. The Company's total revenues were $55.9 million and $60.4 million for the three months ended June 30, 1999 and 1998, respectively,
representing a decrease of 7%.   This decrease in total revenues was primarily
due to a decrease in software license fees as described below.

     Software License Fees. Software license fees decreased 30% to $17.2 million for the three months ended June 30, 1999 compared to $24.6 million from the comparable period in 1998. Software license fees in the second quarter of 1998 were positively impacted by one large order of $6.4 million, which was not replaced by a comparably large order in the second quarter of 1999. Excluding this one order from 1998, the software license fees would have decreased 6% compared to the same period in 1998. Management believes that the decrease in software license fees is attributable, in part, to customers' decisions to postpone new orders until such customers address their own internal year 2000 concerns. Management expects this trend to continue in the remainder of 1999.

     Maintenance Fees. Maintenance fees increased slightly by 2% to $20.8 million for the second quarter of 1999 from $20.5 million for the same period in 1998.

     Professional Services Fees. Professional services fees were $17.9 million and $15.3 million for the three months ended June 30, 1999 and 1998, respectively, representing an increase of 17%. This increase was primarily due to an increase in traditional core professional services offerings, such as application development and engineering consulting. Year 2000 related services revenues continued to decline from the fourth quarter of 1998 and represented less than one third of the professional services revenue in the second quarter of 1999.

Cost of Revenues

     Software License. Software license costs were $4.0 million and $5.1 million for the three months ended June 30, 1999 and 1998, respectively, representing 24% and 21% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in sales volume. The percentage increase was primarily due to a shift in the mix of third party products sold from those with a low royalty rate to those with a higher royalty rate. Royalty rates on third-party products vary from 24% to 40% of gross software license fees. The increase in the percentage was also attributable to a decrease of 18% in the sale of Company owned products compared to the same period in 1998.

     Maintenance. Maintenance costs were $6.9 million and $7.0 million for the three months ended June 30, 1999 and 1998, respectively, representing 33% and 34% of maintenance fees for each respective period. The decreases in both dollar amount and percentage were primarily attributable to improved utilization and efficiency of the existing support personnel.

     Professional Services.   Professional services costs were $14.0 million and
$12.0 million for the three months ended June 30, 1999 and 1998, respectively, representing 78% and 79% of professional services fees for each respective period. The increase in dollar amount was primarily due to an increase in professional service fees. The improvement in margin was primarily attributable to improved utilization of resources, offset by costs incurred relating to transition of certain consultants from the year 2000 service offerings into enterprise integration related service offerings in the second quarter of 1999.

Operating Expenses

     Software Product Development. Software product development costs were $2.3 million and $1.1 million for the three months ended June 30, 1999 and 1998, respectively. This increase was primarily due to expenses incurred in support of the Company's current product in development, Sagavista.

     Sales and Marketing. Sales and marketing expenses were $10.2 million and $13.1 million for the three months ended 1999 and 1998, respectively, representing 18% and 22% of total revenues for each respective three-month period. The decreases were attributable, in part, to lower commission expenses in the second quarter of 1999 as a result of decreased software license fees compared to the second quarter of 1998. Additionally, sales and marketing expenses in the second quarter of 1998 included costs relating to a major trade show that the Company participated in, for which similar costs were not incurred in the second quarter of 1999. The Company anticipates that sales and marketing expenses will increase in the second half of 1999 in connection with new product introductions.

     Administrative and General. Administrative and general expenses were $11.3 million and $12.5 million for the three months ended June 30, 1999 and 1998, respectively, representing 20% and 21% of total revenues for each respective period. This decrease was primarily due to a reduction in company-wide bonus expenses, which was based on the Company's financial performance.

Other

     Other Income and Expense, Net. Other income and expense, net, was $1.3 million and $1.0 million for the three months ended June 30, 1999 and 1998, respectively. This increase was primarily attributable to the increase in interest income as average cash, cash equivalents and the short-term investments balances increased to $65.3 million in the second quarter of 1999 from $52.8 million in the second quarter of 1998.

     Income Tax Provision. The income tax provision was $3.3 million and $4.2 million for the three months ended June 30, 1999 and 1998, respectively, resulting in effective tax rates of 39.0% and 40.8%, respectively.

Liquidity and Capital Resources

     The Company has financed its operations principally through cash flow from operating activities. Net cash provided by operating activities was $4.3 million and $5.3 million for the six months ended June 30, 1999 and 1998, respectively, primarily from net income from each respective period and the net proceeds from sales of accounts receivables in the amount of $18.1 million in 1998.

     Investing activities used net cash of $15.2 million and $1.6 million for the six months ended June 30, 1999 and 1998, respectively, primarily to fund the acquisition of Blue Lobster in June 1999, to purchase short-term investments in 1999 and to fund capital expenditures for each respective period.

     Financing activities used net cash of $2.9 million for the six months ended June 30, 1999 primarily for the repurchase of common stock, offset by proceeds from common stock issued under the Employee Stock Purchase Plan. For the six months ended June 30, 1998, financing activities provided net cash of $1.0 million primarily from the proceeds from stock options exercised.

     The Company had $59.5 million and $70.9 million in cash, cash equivalents and short-term investments as of June 30, 1999 and December 31, 1998, respectively. The decrease in the cash, cash equivalent and short-term investments was primarily the result of the Company's use of cash to fund the acquisition of Blue Lobster for $12.0 million (see Note 4 of the Notes to Condensed Consolidated Financial Statements) and the Company's repurchase pursuant to the Stock Repurchase Program of 346,000 shares of Common Stock as of June 30, 1999 for approximately $4.0 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of June 30, 1999 and December 31, 1998, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $13.4 million and $24.7 million, respectively. The Company's accounts receivable days sales outstanding at June 30, 1999 and December 31, 1998 was 65 and 64, respectively.

     The Company's international distributors report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company terminated a distributor relationship in Mexico and instead commenced operations through a subsidiary in 1996, which has represented approximately 2% of total revenues since that time. With the acquisition of R.D. Nickel and Associates, Inc. ("R.D. Nickel"), the Company assumed direct sales in Canada effective October 1, 1997. Prior to the acquisition of R.D. Nickel, the Company conducted sales in Canada through R.D. Nickel as its Canadian distributor. Revenues from this source represented approximately 4% of total revenues since the acquisition. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.
If certain conditions are met, a derivative may be designated as a hedge. As stated previously, the Company does not currently enter into any derivative or hedging transactions. If the Company enters into any of these transactions in the future, the adoption of SFAS No. 133 may impact the accounting for those transactions.

     The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

     The Company believes that its existing cash balances, short-term investments, funds generated from operations and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no other material capital commitments or planned expenditures as of June 30, 1999.

     The Company has signed a commitment letter on July 26, 1999 and currently is negotiating to establish the terms for a revolving credit facility in the amount of approximately $25.0 million. If finalized, this revolving credit facility would be available to the Company for general corporate purposes.

Year 2000 Compliance

     The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings of certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems. The Company is aware of and is addressing issues associated with the programming code existing in computer systems as the year 2000 approaches.

     Substantially all of the Company's revenues have been derived from the licensing and servicing of products developed or acquired by SAG. Under the terms of the Cooperation Agreement, SAG is contractually required to ensure that its products are year 2000 compliant, as defined in the Cooperation Agreement, in accordance with a specified timetable. SAG has provided the Company with written assurances that the SAG-developed products that the Company is selling are year 2000 compliant. Both SAG and the Company are actively cooperating to verify the year 2000 compliance of these products through the exchange of information relative to the year 2000 test plans and results for these products. The Company has identified a few SAG products that are year 2000 compliant but are not compatible with all other year 2000 compliant products. These delays and non-compatibility problems have had no material impact on the Company to date and the Company does not expect these problems to have a material impact on the Company's business, financial condition or results of operations. There can be no assurance, however, that compliant products will be delivered by SAG in a timely manner. In addition, there can be no assurances that the year 2000 compliant products delivered by SAG will not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

     All other third party products sold by the Company, which are not developed or acquired by SAG, are expected to be year 2000 compliant by the end of 1999. The Company has sought written assurances from its principal third party vendors that their products are or will be year 2000 compliant. To date, the Company has received no indication from these vendors that their products will not be year 2000 compliant, therefore, the year 2000 risks associated with these products are not currently anticipated to have a material effect on the Company's business, financial condition or results of operations. For the six months ended June 30, 1999, total product revenues from the sale of other third party products, excluding products developed or acquired by SAG, were approximately $0.8 million which represents approximately 1% of total revenues for that period. There can be no assurance, however, that year 2000 compliant products will be delivered by third parties in a timely manner.

     The Company's plans call for all products developed or acquired by the Company that are in general release, as such term is defined by the Company, and which will be supported with maintenance in the year 2000, to be year 2000 compliant. The Company considers a product to be "year 2000 compliant" when the product in question is capable of accurately processing, providing and receiving data from, into and between the twentieth and twenty-first centuries, and will correctly create, store, process and output information related to or including dates on or after January 1, 2000, provided that the product in question is used in accordance with any applicable documentation and, provided further that all other products, including hardware and software, used in combination with the product in question properly exchange date data with such product.

     With respect to its internal information technology systems (including facilities such as voice and data communications, and building management and security systems), the Company has established an internal readiness program which when completed is intended to minimize any potential issues that may arise from the year 2000 date problem. The program includes the following major components: (i) a complete analysis, assessment and remediation of all internal software applications, (ii) a complete inventory of all computer hardware, communication equipment and third party software used by the Company in support of its internal operations, (iii) a formal request to all third party suppliers identified above requesting them to ensure that the products that the Company is using are or will be year 2000 compliant, and (iv) the upgrade of all significant hardware and software to year 2000 compliant versions where needed. The Company substantially completed its year 2000 readiness program for all hardware systems and its internal software applications as of December 31,1998 and the Company is continuing to test and re-implement back into production its systems and internal applications in 1999.

     Although the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own year 2000 issues, there is no guarantee that the systems of other companies on which the

Company's systems rely will be timely converted and that any such failure to timely convert will not have an adverse effect on the Company's systems. The Company does not believe that the cost associated with a third party's failure to timely convert its systems will have a material effect on the Company's results of operations or financial condition but because of the unprecedented nature of the year 2000 problem, it is not certain to what extent the Company may ultimately be affected by any such failure by a third party.

     Although the Company believes that its products are or will be year 2000 compliant, there can be no assurance that its customers' applications or databases will be year 2000 compliant. The use by customers of non-compliant applications and databases could cause failure of the customer's system or systems. The Company has provided year 2000 remediation and second opinion services in order to assist customers in correcting year 2000 coding or integration errors or to provide independent validation that remediation work that customers or others have performed was accurate, under standard services agreements with limits placed on liability and in some instances, the execution of performance bonds. Cumulative year 2000 related services revenues through June 30, 1999 were approximately $37.5 million. A certain amount of inaccuracy is inherent in all remediation and validation work. As a result, the Company cannot guarantee that errors resulting from the year 2000 related services performed for customers will not materially adversely impact the Company's business, financial condition or results of operations. The Company does not believe that potential liability from these services will materially impact the Company's financial condition or results of operations, but because of the unprecedented nature of the year 2000 problem, it is not certain to what extent the Company may ultimately be impacted by any such liability.

     To date, the costs associated with preparing the Company's products and internal information technology systems to be year 2000 compliant have not been material to the Company's business, financial condition or results of operations and the Company does not expect these costs to materially impact the Company's business, financial condition or results of operations in the future. As of June 30, 1999, the Company incurred approximately $473,000 of costs associated with preparing the Company's products and internal information technology system to be year 2000 compliant and the remaining costs are to be approximately $100,000. These costs are expensed as incurred. There can be no assurances, however, that the Company will not experience delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failures, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, all emergency services, phone service, water transport, Internet services, etc.).

     The Company is continuing to prepare its contingency planning, which will include among other things, manual "work-arounds" for mission critical software and hardware failures (including systems supporting the Company's Customer Support organization, as well as substitution of systems, if necessary). The Company's year 2000 contingency planning around mission critical systems was substantially completed as of June 30, 1999. After June 1999, the Company expects that it will continue to address year 2000 contingency planning around certain non-mission critical systems on a department-by-department basis. This additional year 2000 contingency planning, which will have areas of overlap with certain ongoing disaster recovery initiatives that the Company has underway, will specifically address issues concerning how individual departments will function in the event that the Company experiences failures with regard to certain automated support systems.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

     The Company does not believe there is material market risk exposure with respect to its short-term investments or other financial instruments that would require disclosure under this item.

Safe Harbor Provision for Forward-Looking Statements

     The statements contained in this report and in documents incorporating this report by reference include forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, (1) references to the Company's business, financial condition, results of operations, products, competition and markets in which the Company competes, (2) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations thereof, and (3) other statements regarding matters that are not historical facts, and are based on the Company's current knowledge, beliefs, expectations and specific assumptions with respect to future business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to; significant quarterly and other fluctuations in revenues and results of operations; reliance on SAG for development and timely delivery of products; reliance on acquisitions and the timely development, production, marketing and delivery of new products and services; demand for year 2000 products and services; year 2000 related failures, emergencies and other issues; risks associated with conducting a professional services business; reliance on the mainframe computing environment or the enterprise application integration market and demand for the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; risks of protecting intellectual property rights and litigation; dependence on third-party technology; risks associated with international sales, distributors and operations; dependence on government contracts; control of the company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with vendors, and attract and retain key employees; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

                                    PART II

Item 1.   Legal Proceedings

     In addition to the shareholder class action lawsuits previously disclosed in the quarterly report on Form 10-Q filed on May 12, 1999, the Company, certain of its directors and executive officers and the Company's principal stockholder have been named as defendants in purported class action lawsuits filed on May 20 and May 27, 1999 in the United States District Court for the Eastern District of Virginia, alleging violations of the federal securities laws. Civil action number 99-721-A was filed by Caroline Teitelbaum et.al. and civil action number 99-751-A was filed by Harold Smith, et. al. In general, the lawsuits claim, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's Common Stock at artificially inflated prices while in possession of material non-public information. Plaintiffs seek recission or compensatory damages with interest, attorneys and expert witness fees, other costs and other relief awarded at the discretion of the Court. On July 19, 1999, the shareholder class action lawsuits were consolidated and an amended compliant, civil action number 99-496-A "In re: Software AG Systems, Inc. Securities Litigation," was filed. The Company believes that the allegations in the lawsuit are without merit and intends to vigorously defend the charges.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 20, 1999 (the "Meeting"). Three proposals were presented for a vote at the Meeting:
Proposal 1 - The election of four directors, Dr. Erwin Koenigs, Edward E. Lucente and Frederic V. Malek, each to serve as a Class II director of the Company for a three-year term expiring at the annual meeting of stockholders to be held in 2002 and until the election and qualification of each successor, and Paul A. Brands to serve as a Class III director of the Company for a one-year term expiring at the annual meeting of stockholders to be held in 2000 and until the election and qualification of his successor; Proposal 2 - The approval of an amendment to the Company's Certificate of Incorporation to provide for a change in the Company's name from Software AG Systems, Inc. to SAGA SYSTEMS, Inc.; and Proposal 3 - The ratification of the appointment of KPMG LLP as the Company's independent public accountants for fiscal year 1999. All of the above proposals were approved as follows:

                                                Against/       Withheld/         Broker
        Matter                   For            Abstain        Exception       Non-votes          Total
-----------------------    --------------    -------------   -------------   -------------   --------------
Proposal 1
  Class II Directors:
    Dr. Erwin Koenigs          28,690,704              ---         289,036             ---       28,979,740
    Edward E. Lucente          28,827,076              ---         152,664             ---       28,979,740
    Frederic V. Malek          28,826,576              ---         153,164             ---       28,979,740
  Class III Directors:
    Paul A. Brands             28,827,704              ---         152,036             ---       28,979,740
Proposal 2                     28,940,151           39,589             ---             ---       28,979,740
Proposal 3                     28,946,329           33,411             ---             ---       28,979,740

     The terms of Dr. Philip S. Dauber, Daniel F. Gillis, Carl J. Rickertsen and Dr. Paul G. Stern as directors of the Company continued after the Meeting.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

       27  Financial Data Schedule

(b)  Reports on Form 8-K

       The Company filed a Current Report on Form 8-K on April 12, 1999, May 20, 1999 and June 14, 1999. The Form 8-K filed on April 12, 1999 reported the departure of Derek M. Brigden, formerly the Vice President - Operations and Chief Information Officer of the Company. The Form 8-K filed on May 20, 1999 announced the agreement between the Company and Blue Lobster Software, Inc. for
the acquisition of Blue Lobster by the Company.   The Form 8-K filed on June 14,
1999 announced the Stock Repurchase Program.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAGA SYSTEMS, Inc.



     Date:  August 12, 1999                  By: /s/ Harry K. McCreery
                                                 ---------------------------
                                                 Harry K. McCreery
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer and
                                                 Duly Authorized Officer)