Form 10-Q
period 1999-09-30
SAGA SYSTEMS INC /DE/
filed 1999-11-12
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM_______TO_______

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:


                                                      Name of each exchange
        Title of each class                            on which registered
        -------------------                            -------------------
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

     As of October 22, 1999, 28,613,799 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----
                                  P A R T   I

1.  Financial Statements:

      Condensed Consolidated Balance Sheets at September 30, 1999 and
       December 31, 1998.................................................  3
      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998.....................  5
      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998..........................  6
      Notes to Condensed Consolidated Financial Statements...............  7

2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................... 12

3.  Quantitative and Qualitative Disclosures about Market Risk........... 20


                                  P A R T  II

1.  Legal Proceedings.................................................... 21

5.  Other Information.................................................... 21

6.  Exhibits and Reports on Form 8-K..................................... 21

Item 1.   Financial Statements


                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                        Sept. 30,          Dec. 31,
                                                                                          1999               1998
                                                                                      -------------      -------------
Assets                                                                                 (Unaudited)
Current:
    Cash and cash equivalents                                                         $      32,311      $      60,298
    Short-term investments........................................................           15,000             10,600
    Accounts receivable:
      Invoiced and currently due..................................................           43,907             50,110
      Advanced billings on maintenance............................................            7,476             11,899
      Unbilled services...........................................................            2,504              8,771
      Installment.................................................................           34,209             32,016
      Other.......................................................................            1,970              1,231
      Less: allowance for doubtful accounts.......................................           (4,415)            (5,042)
                                                                                      -------------      -------------
          Total accounts receivable...............................................           85,651             98,985

    Current portion of deferred income taxes......................................            5,366              5,392
    Prepaid expenses..............................................................            3,928              2,265
    Other current assets..........................................................              681              1,855
                                                                                      -------------      -------------
          Total current assets....................................................          142,937            179,395

Installment accounts receivable, net of current portion...........................           35,977             30,248
Goodwill and other intangible assets, net of accumulated amortization.............           20,815              9,720
Cooperation agreement, net of accumulated amortization............................           17,624             19,387
Property, equipment and leasehold improvements, net of accumulated depreciation
   and amortization...............................................................            8,277             10,176
Deferred income taxes.............................................................            4,136              4,136
Other assets......................................................................              703                703
                                                                                      -------------      -------------
Total assets......................................................................    $     230,469      $     253,765
                                                                                      =============      =============

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                       (in thousands, except share data)

                                                                                            Sept. 30,         Dec. 31,
                                                                                              1999              1998
                                                                                          -------------     -------------
                                                                                           (Unaudited)
Liabilities and Stockholders' Equity
Current:
    Current portion of long-term obligations...........................................   $         417     $         478
    Accounts payable...................................................................           5,637             9,675
    Accrued payroll and employee benefits..............................................           7,553            12,181
    Payable to Software AG.............................................................           6,283            10,884
    Income taxes payable...............................................................           3,232             3,991
    Other current liabilities..........................................................           6,162             7,912
    Current portion of deferred revenues, net of deferred royalties....................          49,199            48,328
                                                                                          -------------     -------------
          Total current liabilities....................................................          78,483            93,449
Long-term obligations, net of current portion..........................................             328               635
Deferred revenues, net of deferred royalties...........................................          28,894            31,773
                                                                                          -------------     -------------
          Total liabilities............................................................         107,705           125,857
Stockholders' equity
    Common stock ($0.01 par value, 75,000,000 shares authorized;
     30,792,530 shares issued at September 30, 1999; and 30,516,946 shares
     issued and outstanding at December 31, 1998) .....................................             308               305
    Additional paid-in capital.........................................................          98,043            95,474
    Retained earnings..................................................................          47,531            33,048
    Accumulated other comprehensive loss...............................................            (722)             (919)
                                                                                          -------------     -------------
                                                                                                145,160           127,908
    Less treasury stock, at cost (1,865,500 shares at September 30, 1999 and no
          shares at December 31, 1998).................................................         (22,396)               --
                                                                                          -------------     -------------
          Total stockholders' equity...................................................         122,764           127,908
                                                                                          -------------     -------------
          Total liabilities and stockholders' equity...................................   $     230,469     $     253,765
                                                                                          =============     =============

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and nine months ended September 30, 1999 and 1998

                (in thousands, except per share dollar amounts)

                                                                  Three months ended Sept. 30,     Nine months ended Sept. 30,
                                                                 -----------------------------    ----------------------------
                                                                    1999              1998           1999             1998
                                                                 ------------      -----------    ------------     -----------
Revenues:
  Software license fees......................................    $     15,569      $    21,810    $     45,921     $    68,037
  Maintenance fees...........................................          20,754           22,049          62,216          62,345
  Professional services fees.................................          15,445           19,064          53,175          48,756
                                                                 ------------      -----------    ------------     -----------
    Total revenues...........................................          51,768           62,923         161,312         179,138
                                                                 ------------      -----------    ------------     -----------
Cost of revenues:
  Software license...........................................           3,479            5,531          10,631          16,256
  Maintenance................................................           6,692            7,773          20,647          21,869
  Professional services......................................          11,921           14,578          40,928          38,126
                                                                 ------------      -----------    ------------     -----------
    Total cost of revenues...................................          22,092           27,882          72,206          76,251
                                                                 ------------      -----------    ------------     -----------
Gross profit.................................................          29,676           35,041          89,106         102,887
                                                                 ------------      -----------    ------------     -----------
Operating expenses:
  Software product development...............................           2,592            1,572           7,316           3,473
  Sales and marketing........................................          11,894           10,731          31,945          35,728
  Administrative and general.................................          10,039           12,368          30,091          35,694
                                                                 ------------      -----------    ------------     -----------
    Total operating expenses.................................          24,525           24,671          69,352          74,895
                                                                 ------------      -----------    ------------     -----------
Income from operations.......................................           5,151           10,370          19,754          27,992
  Other income and expense, net..............................           1,343              966           3,990           2,825
                                                                 ------------      -----------    ------------     -----------
Income before income taxes...................................           6,494           11,336          23,744          30,817
  Income tax provision.......................................           2,533            4,513           9,261          12,459
                                                                 ------------      -----------    ------------     -----------
Net income...................................................           3,961            6,823          14,483          18,358
Other comprehensive income (loss):
  Foreign currency translation adjustments...................             (61)            (498)            197            (562)
                                                                 ------------      -----------    ------------     -----------
Comprehensive income.........................................    $      3,900      $     6,325    $     14,680     $    17,796
                                                                 ============      ===========    ============     ===========

Net income per common share:
  Basic......................................................    $       0.13      $      0.23    $       0.48     $      0.62
  Diluted....................................................    $       0.13      $      0.21    $       0.46     $      0.58


Shares used in computing net income per common share:
  Basic......................................................          29,714           30,111          30,304          29,800
  Diluted....................................................          30,893           32,074          31,459          31,849

     See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the nine months ended September 30, 1999 and 1998

                                (in thousands)

                                                                                         1999              1998
                                                                                      ----------        -----------
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income................................................................          $   14,483        $    18,358

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................               6,434              5,937
     Loss on sales of property and equipment................................                  33                479
     Net proceeds from sales of accounts receivable.........................                 ---             18,119
     Write off of investment................................................                 ---                848
     Compensation expenses on options granted...............................                 452                582
     Deferred income taxes..................................................                  26
     Changes in operating accounts..........................................             (10,431)           (28,909)
                                                                                      ----------        -----------
             Net cash provided by operating activities......................              10,997             15,414
                                                                                      ----------        -----------

Cash flows from investing activities:
  Additions to property, equipment and leasehold improvements...............              (1,000)            (2,472)
  Proceeds from sales of property and equipment.............................                 ---                 38
  Purchase of short-term investments........................................             (13,000)               ---
  Sale of short-term investments............................................               8,600                ---
  Acquisition, net of cash received.........................................             (12,088)               ---
                                                                                      ----------        -----------
             Net cash used in investing activities..........................             (17,488)            (2,434)
                                                                                      ----------        -----------

Cash flows from financing activities:
  Proceeds from stock options exercised.....................................                 267              1,596
  Expenses relating to initial public offering..............................                 ---               (373)
  Proceeds from Employee Stock Purchase Plan................................               1,071                ---
  Payments made on capital leases...........................................                (368)               ---
  Repurchase of common stock................................................             (22,396)               ---
                                                                                      ----------        -----------
             Net cash provided by / (used) in financing activities..........             (21,426)             1,223
                                                                                      ----------        -----------

Effect of exchange rate changes on cash and cash equivalents................                 (70)               ---
Net increase (decrease) in cash and cash equivalents........................             (27,987)            14,203
Cash and cash equivalents, beginning........................................              60,298             50,429
                                                                                      ----------        -----------
Cash and cash equivalents, ending...........................................          $   32,311        $    64,632
                                                                                      ==========        ===========

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the SAGA SYSTEMS, Inc. (formerly known as Software AG Systems, Inc.) Annual Report on Form 10-K for the year ended December 31, 1998.

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

(2)  Accounting Policies

Revenue Recognition

     On January 1, 1998, SAGA SYSTEMS, Inc. and its subsidiaries (the "Company") adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defer certain portions of SOP 97-2 until January 1, 2000. Management of the Company is currently evaluating what impact, if any, SOP 97-2 will have on the Company's revenue recognition policies once the portions of SOP 97-2, which have been deferred become effective.

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

                                                       Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                       ---------------------------         --------------------------
                                                          1999            1998                1999            1998
                                                      ------------      ----------         -----------      ---------
                                                             (In thousands, except for per share dollar amounts)
                                                                                  (Unaudited)
Numerator:
  Net income......................................    $      3,961      $    6,823         $    14,483      $  18,358
                                                      ============      ==========         ===========      =========
Denominator:
  Basic weighted average shares outstanding.......          29,714          30,111              30,304         29,800
  Effect of dilutive securities:
  Stock options...................................           1,179           1,963               1,155          2,049
                                                      ------------      ----------         -----------      ---------
  Diluted weighted average shares outstanding.....          30,893          32,074              31,459         31,849
                                                      ============      ==========         ===========      =========
Net income per common share:
  Basic...........................................    $       0.13      $     0.23         $      0.48      $    0.62
                                                      ============      ==========         ===========      =========
  Diluted.........................................    $       0.13      $     0.21         $      0.46      $    0.58
                                                      ============      ==========         ===========      =========

(3)  Treasury Stock

     As previously disclosed in the Quarterly Report on Form 10-Q filed on August 12, 1999, 200 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), were tendered at $8.00 per share pursuant to the issuer tender offer which expired on May 25, 1999 (the "Offer").

     In June 1999, the Company began acquiring shares of its Common Stock in connection with a stock repurchase program announced in a Current Report on Form 8-K filed on June 14, 1999 ("Stock Repurchase Program"). At this time, the Stock Repurchase Program authorized the Company to repurchase up to 2,000,000 shares of its Common Stock from time to time on the open market starting on June 14, 1999 and to continue over an indefinite period. In a Current Report on Form 8-K filed on September 30, 1999 and a press release dated September 29, 1999, the Company announced that it would repurchase up to an additional 2,000,000 shares of its Common Stock for an indefinite period. The Company has repurchased 1,519,300 shares of Common Stock during the three month period ended September 30, 1999 at an aggregate cost of approximately $18.4 million. Cumulatively, the Company has repurchased 1,865,300 shares of Common Stock as of September 30, 1999 at an aggregate cost of approximately $22.4 million.

(4)  Acquisition

     Effective June 9, 1999, the Company acquired 100% of the issued and outstanding stock of a privately-owned enterprise software development company based in San Jose, California, Blue Lobster Software, Inc. ("Blue Lobster"), for $12.0 million. The acquisition was funded through cash on hand. Blue Lobster has a development team located in Rochester, New York, which has already been employed toward further enhancement of the Company's enterprise integration product suite, Sagavista(TM).

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

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

(5)  Research and Development Expenditures

     Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), requires certain costs to be capitalized once the product has reached technological feasibility and prior to general availability. In connection with the Company's new enterprise integration ("EI") product suite, Sagavista, the costs incurred between technological feasibility, as defined by SFAS No. 86, and when it became available for general release on September 29, 1999, were not material to the Company's results of operations or financial condition. Therefore, these expenditures were not capitalized but were expensed as incurred.

(6)  Cooperation Agreement

     On March 31, 1997, the Company entered into an exclusive, perpetual license agreement (the "Original Cooperation Agreement") with its former German parent company, Software AG ("SAG"). On September 30, 1999, the Company amended and restated the Original Cooperation Agreement, the amended agreement being referred to hereinafter as the "Cooperation Agreement." As amended, the Cooperation Agreement will allow, among other things, the Company and SAG to expand their respective distribution channels. The Cooperation Agreement removes certain distribution exclusivity provisions, which were part of the Original Cooperation Agreement, allowing both companies to sell new products in geographic territories that were previously designated to the other.

     As previously disclosed in documents filed with the Securities and Exchange Commission by the Company, including the Annual Report on Form 10-K filed on March 30, 1999, the Original Cooperation Agreement, among other things (i) provided the Company the exclusive and perpetual right to license and service in North America, South America, Japan and Israel (collectively, the "Territory") both existing and future products developed or acquired by SAG and (ii) provided SAG the exclusive and perpetual right to license and service outside the Territory both existing and future products developed or acquired by the Company.

     Following the amendment of the Cooperation Agreement, the Company has retained, with the exception of the Company's Construct product, the exclusive right to license and service on a worldwide basis the products that it develops or acquires. Additionally, the Company retained the exclusive and perpetual right to license and service the core SAG product lines, including Adabas, Natural and the existing, core Entire family products, but exclusive of EntireX, to current Company customers in the United States, Canada and Mexico ("North America"). The Company also retained the exclusive right to license and service EntireX in North America, except under certain circumstances, to current Company customers through June 2000, and a non-exclusive right to license and service EntireX in North America after June 2000. In addition, excluding North America, the Company retained the exclusive and perpetual right to license and service all current and future SAG products within the Territory.

     The Company has non-exclusive and perpetual rights under the Cooperation Agreement, as amended, to license and service the SAG products Bolero and Tamino as well as SAG's future database and software development tools, if any, to current Company customers in North America. The Company also has non-exclusive

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES
rights to license and service certain new SAG products other than the core SAG products, the EntireX, Bolero and Tamino products and future database and software development tools to current Company customers in North America, however, this right terminates on December 31, 2005 although it may continue thereafter if certain circumstances exist. In addition, the Company has the non-exclusive and perpetual right to license and service the core SAG product lines, including Adabas, Natural and the existing, core products in the Entire family, including EntireX, to new Company customers in North America.

     The Company shall have no rights, however, to license or service new SAG products to new SAGA customers in North America.

     As noted above, under the Cooperation Agreement, as amended, SAG has the non-exclusive, perpetual right to license the Company's Construct products outside of the Territory. SAG has no right to license any other Company product anywhere else in the world.

     Each of the Company and SAG had to pay the other 24% of the net revenues derived from licenses granted under the Original Cooperation Agreement. This 24% royalty rate was fixed for 20 years. Except under certain circumstances, the Company's minimum annual royalty payment to SAG under the Original Cooperation Agreement through the year 2000 was required to equal at least $21 million.

     Under the Cooperation Agreement, as amended, each of the Company and SAG must pay the other 24% of the net revenues derived from the distribution of the other party's products and the provision of maintenance within the Territory, in the case of the Company, and outside of the Territory, in the case of SAG. This royalty rate shall be effective through the year 2017 and thereafter unless the parties agree otherwise. Additional payments may be made by the Company if the Company grants certain discounts.

     Except under certain circumstances, the Company's minimum annual royalty payment to SAG under the Cooperation Agreement, as amended, must equal at least $21.0 million for year 1999, $23.0 million for each of years 2000, 2001 and 2002, $21.0 million for year 2003, $20.0 million for year 2004 and $17.0 million for year 2005.

     At September 30, 1999, the carrying value of the Cooperation Agreement, net of accumulated amortization, was $17.6 million. Management does not believe the amendments to the Original Cooperation Agreement impaired the carrying value of the Cooperation Agreement.

(7)  Class Action Lawsuit

     The Company, certain of its directors and executive officers and the Company's principal stockholder have been named as defendants in purported class action lawsuits, which have been consolidated, and an amended complaint was filed on July 19, 1999. In general, the lawsuits claim, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's Common Stock at artificially inflated prices while in possession of material non-public information. On August 18, 1999, the Company filed a motion to dismiss the shareholders class action lawsuits. The motion to dismiss was denied on October 1, 1999. This shareholder class action is in the discovery process. As of November 11, 1999, the class has not been certified. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. The Company believes that the allegations in the lawsuits are without merit and intends to vigorously defend the charges. However, there are no assurances that the resolution of the lawsuits may not materially adversely affect the Company's financial condition or results of operations.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(8)  Subsequent Event

     On October 15, 1999, the Company entered into a three-year revolving credit loan agreement ("Revolving Credit Agreement"), which provides an unsecured revolving credit loan for borrowing in the aggregate principal amount of up to $25.0 million. The funds available under the Revolving Credit Agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding stock repurchase programs. The commitments made under the Revolving Credit Agreement expire November 1, 2002. The Company has agreed to pay commitment fees of 0.125% per annum on the unused commitment amount on a quarterly basis.

     Under the Revolving Credit Agreement, financial covenants include minimum current ratio, maximum cash flow leverage ratio and no net losses for any two consecutive quarters, or at any fiscal year end. The Revolving Credit Agreement also contains other customary limitations and events of defaults, and the failure to comply with such limitations, or occurrence of any events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the Revolving Credit Agreement.

     Interest on borrowings under the Revolving Credit Agreement would be determined, at the Company's option, by either (a) a Eurodollar rate option or
(b) a base rate option. The Eurodollar rate option is a LIBO rate plus an applicable margin. The base rate option is lender's prime rate plus an applicable margin. Applicable margin can vary according to the Company's cash flow leverage ratio. The Company had no outstanding balance under the Revolving Credit Agreement as of November 11, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  On September 29, 1999, the Company launched its new EI product suite, Sagavista. Sagavista is a business-centric EI solution that integrates operating systems and hardware platforms within an enterprise. Sagavista solves complex integration problems with an architecture that links ERP, packaged, custom, and legacy enterprise applications with little or no custom coding.

  As previously discussed in Note (6) of the Notes to the Condensed Consolidated Financial Statements, the Company amended the Original Cooperation Agreement that it had with SAG since the recapitalization of the Company in March 1997. The Cooperation Agreement, as amended, removes certain distribution exclusivity provisions, allowing both companies to sell new products in key geographic territories that were previously designated to the other. As a result, the Company plans to market and distribute Sagavista worldwide. In addition, the minimum annual royalty guarantee of $21.0 million to SAG until year 2000, which was required under the Original Cooperation Agreement, has been amended and extended through year 2005. Under the Cooperation Agreement, as amended, except under certain circumstances, the Company's minimum annual royalty payment to SAG must equal $21.0 million for calendar year 1999, $23.0 million for each of the calendar years 2000, 2001 and 2002, $21.0 million for calendar year 2003, $20.0 million for calendar year 2004 and $17.0 million for calendar year 2005. For the nine months ended September 30, 1999, the Company paid approximately $23.9 million in royalties to SAG. At September 30, 1999, the carrying value of the Cooperation Agreement, net of accumulated amortization, was $17.6 million. Management does not believe the amendments to the Original Cooperation Agreement impaired the carrying value of the Cooperation Agreement.

Nine months ended September 30, 1999 and 1998

Revenues

  Total Revenues. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services. The Company's total revenues were $161.3 million and $179.1 million for the nine months ended September 30, 1999 and 1998, respectively, representing a decrease of 10%. This decrease in total revenues was primarily due to a decrease in software license fees as described below.

  Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and enterprise integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. Enterprise integration products include EntireX, a family of integration products; iXpress, a web enablement and deployment platform; and Sagavista, a business-centric solution product suite. Software license fees decreased 33% to $45.9 million for the nine months ended September 30, 1999 compared to $68.0 million from the same period in 1998. The decline in the software license fees in the first nine months of 1999 compared to the same period in 1998 was attributable to two large orders aggregating approximately $12.3 million during the first nine months of 1998. There were no comparably large orders for the first nine months of 1999. Excluding these large orders from 1998, the software license fees would have decreased $9.8 million or 18% compared to 1998. Management believes that the decrease in software license fees is attributable to customers' decisions to postpone new orders until such customers address their own internal year 2000 concerns. Management expects this trend to continue in the fourth quarter of 1999. This decrease in software license fees was somewhat offset by three Sagavista sales totaling approximately $468,000 in the third quarter of 1999.

  Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and enterprise integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals may occur only if the customer continues to use the licensed products. Maintenance fees decreased slightly to $62.2 million for the nine months ended September 30, 1999 compared to $62.3 million for the same period in 1998.

  Professional Services Fees. The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and enterprise integration products and through educational services. The Company's professional services offerings include consulting, software integration, system implementation, large project management and year 2000 analysis and remediation. The services are delivered on either a time and material basis or a fixed price basis. Professional services fees were $53.2 million and $48.8 million for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of 9%. This increase was primarily attributable to an increase in revenues from the traditional core professional services offerings, such as application development and engineering consulting services. This increase in traditional core professional services offerings was negatively affected by a decrease in revenue from the year 2000 professional services area. For the nine months ended September 30, 1999, year 2000 professional services revenues decreased to $15.9 million from $17.9 million for the same period in 1998. Management anticipates this decreasing trend in the year 2000 professional services business to continue for the remainder of 1999 and that year 2000 professional service revenues will be non-existent thereafter.

Cost of Revenues

  Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $10.6 million and $16.3 million for the nine months ended September 30, 1999 and 1998, respectively, representing 23% and 24% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in license revenue. The decrease in the percentage was primarily due to a shift in the mix of products sold from the third party owned products to the company owned products. Third party products have royalty rates that generally vary from 24% to 40% of gross software license fees and there are no royalty expenses on sales of company owned products.

  Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $20.6 million and $21.9 million for the nine months ended September 30, 1999 and 1998, respectively, representing 33% and 35% of maintenance fees for each respective period. Decreases in both the dollar amount and the percentage were primarily attributable to improved utilization and efficiency of existing support personnel.

  Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $40.9 million and $38.1 million for the nine months ended September 30, 1999 and 1998, respectively, representing 77% and 78% of professional services fees for each respective period. The increase in dollar amount was primarily due to an increase in professional services revenue. The improvement in margin was primarily attributable to improved utilization of resources. As the year 2000 professional services business is expected to decrease for the remainder of the year, the transitioning of year 2000 resources is expected to continue through the end of this year and continue into the year 2000.

Operating Expenses

  Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $7.3 million and $3.5 million for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily due to expenses incurred in the development of Sagavista, the Company's new EI product suite. Sagavista became available for general release on September 29, 1999. The production costs related to Sagavista incurred between technological feasibility, as defined by SFAS No. 86, and general release were not material to the Company's results of operations and financial condition. Therefore, these expenditures were expensed as incurred.

  Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $31.9 million and $35.7 million for the nine months ended September 30, 1999 and 1998, respectively, each representing 20% of total revenues for each respective reporting period. The decrease in dollar amount was attributable to a decrease in sales commissions as a result of a decrease in the software license fees revenue in 1999 compared to 1998. The decrease in sales and marketing expenses was also attributable to the fact that the sales and marketing expenses in 1998 included costs relating to several new marketing programs and events, including a major trade show and symposiums. Similar costs were incurred in 1999 but not to the magnitude of those incurred in 1998. The Company anticipates that sales and marketing expenses will increase in the fourth quarter of 1999 in connection with ongoing marketing support for Sagavista.

  Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $30.1 million and $35.7 million for the nine months ended September 30, 1999 and 1998, respectively, representing 19% and 20% of total revenues for each respective nine month period. This decrease was attributable, in part, to a reduction in company-wide bonus expenses, which was based on the Company's financial performance. The decrease in administrative and general expenses was also attributable, in part, to a reduction in bad debt reserve as a result of a lower accounts receivable balance as of September 30, 1999.

Other

  Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short-term investments, long-term customer contracts carried by the Company and miscellaneous income, offset by miscellaneous expenses. Other income and expense, net, was $4.0 million and $2.8 million for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily attributable to the increase in interest income as average cash, cash equivalents and short-term investments balances increased to $64.2 million in 1999 from $55.1 million in 1998.

  Income Tax Provision. The income tax provision was $9.3 million and $12.5 million for the nine months ended September 30, 1999 and 1998, respectively, resulting in effective tax rates of 39.0% and 40.4%, respectively.

Three months ended September 30, 1999 and 1998

Revenues

  Total Revenues. The Company's total revenues were $51.8 million and $62.9 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 18%. This decrease in total revenues was primarily due to decreases in software license fees and professional services fees as described below.

  Software License Fees. Software license fees decreased 29% to $15.6 million for the three months ended September 30, 1999 compared to $21.8 million from the comparable period in 1998. This decrease is attributable to a decrease in the average software license fees per contract of approximately 21% in this quarter compared to the same period in 1998. Management believes that the decrease in software license fees was also attributable, in part, to customers' decisions to postpone new orders until such customers address their own internal year 2000 concerns. Management expects this trend to continue in the fourth quarter of 1999.

  Maintenance Fees. Maintenance fees decreased slightly by 6% to $20.8 million for the third quarter of 1999 from $22.0 million for the same period in 1998. The decrease was primarily due to the retirement of certain products in the fourth quarter of 1998.

  Professional Services Fees. Professional services fees were $15.4 million and $19.1 million for the three months ended September 30, 1999 and 1998, respectively, representing a decrease of 19%. This decrease was primarily due to a decrease in the year 2000 related services revenue. Year 2000 related services revenues have been declining since the fourth quarter of 1998 and represented approximately 20% of the total professional services revenue in the third quarter of 1999. Management anticipates this decreasing trend to continue for the remainder of 1999 and that year 2000 professional service revenues will be non-existent thereafter.

Cost of Revenues

  Software License. Software license costs were $3.5 million and $5.5 million for the three months ended September 30, 1999 and 1998, respectively, representing 22% and 25% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in sales volume. The decrease in the percentage was primarily due to a shift in the mix of products sold from the third party owned products to company owned products. Third party products have royalty rates that generally vary from 24% to 40% of gross software license fees and there are no royalty expenses on sales of company owned products.

  Maintenance. Maintenance costs were $6.7 million and $7.8 million for the three months ended September 30, 1999 and 1998, respectively, representing 32% and 35% of maintenance fees for each respective period. The decrease in dollar amount was primarily due to the decrease in sales volume. The increase in the margins was primarily attributable to improved utilization and efficiency of the existing support personnel.

  Professional Services. Professional services costs were $11.9 million and $14.6 million for the three months ended September 30, 1999 and 1998, respectively, representing 77% and 76% of professional services fees for each respective period. The decrease in dollar amount was primarily due to a decrease in professional service fees revenues. The slight decrease in margin was primarily due to costs incurred relating to the transition of resources from the year 2000 service offerings into enterprise integration related service offerings in the third quarter of 1999.

Operating Expenses

  Software Product Development. Software product development costs were $2.6 million and $1.6 million for the three months ended September 30, 1999 and 1998, respectively. This increase was primarily due to expenses incurred in the development of Sagavista, the Company's new EI product suite. Sagavista became available for general release on September 29, 1999. The production costs related to Sagavista incurred between technological feasibility, as defined by SFAS No. 86, and general release were not material to the Company's operating results and financial condition. Therefore, these expenditures were expensed as incurred.

  Sales and Marketing. Sales and marketing expenses were $11.9 million and $10.7 million for the three months ended September 30, 1999 and 1998, respectively, representing 23% and 17% of total revenues for each respective three-month period. The increase in marketing expenses is mainly due to expenses incurred for the launch of Sagavista, offset by a decrease in commission expenses as a result of decreased sales volume in the current period compared to same period last year.

  Administrative and General. Administrative and general expenses were $10.0 million and $12.4 million for the three months ended September 30, 1999 and 1998, respectively, representing 19% and 20% of total revenues for each respective period. This decrease was primarily due to a reduction in company-wide bonus expenses, which was based on the Company's financial performance.

Other

  Other Income and Expense, Net. Other income and expense, net, was $1.3 million and $1.0 million for the three months ended September 30, 1999 and 1998, respectively.

  Income Tax Provision. The income tax provision was $2.5 million and $4.5 million for the three months ended September 30, 1999 and 1998, respectively, resulting in effective tax rates of 39.0% and 39.8%, respectively.

Liquidity and Capital Resources

  The Company has financed its operations principally through cash flow from operating activities. Net cash provided by operating activities was $11.0 million and $15.4 million for the nine months ended September 30, 1999 and 1998, respectively, primarily from net income from each respective period and the net proceeds from sales of accounts receivables in the amount of $18.1 million in 1998.

  Investing activities used net cash of $17.5 million and $2.4 million for the nine months ended September 30, 1999 and 1998, respectively, primarily to fund the acquisition of Blue Lobster in June 1999 (See Note 4 of the Notes to Condensed Consolidated Financial Statements), to purchase short-term investments in 1999 and to fund capital expenditures for each respective period.

  Financing activities used net cash of $21.4 million for the nine months ended September 30, 1999, primarily for the repurchase of Common Stock. For the nine months ended September 30, 1998, financing activities provided net cash of $1.2 million primarily from the proceeds from stock options exercised.

  The Company had $47.3 million and $70.9 million in cash, cash equivalents and short-term investments as of September 30, 1999 and December 31, 1998, respectively. The decrease in cash, cash equivalents and short-term investments was primarily the result of the Company's use of cash to fund the acquisition of Blue Lobster for $12.0 million in June 1999 and the Company's repurchase, pursuant to the Stock Repurchase Program, of 1,865,300 shares of Common Stock as of September 30, 1999 for approximately $22.4 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

  The Company currently has relationships with two third parties whereby the Company may sell long term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of September 30, 1999 and December 31, 1998, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $10.6 million and $24.7 million, respectively. The Company's accounts receivable days sales outstanding at September 30, 1999 and December 31, 1998 was 78 and 64, respectively.

  The Company's international distributors report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company terminated a distributor relationship in Mexico and instead commenced operations through a subsidiary in 1996, which has represented approximately 2% of total revenues since that time. Revenues from the Company's Canadian subsidiary has represented approximately 7% of total revenues since its acquisition in September 1997. The Company, therefore, has not to date engaged in foreign currency hedging transactions.
The Company may enter into hedging transactions in the future.

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

  As fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, on October 15, 1999, the Company entered into the Revolving Credit Agreement, which provides an unsecured revolving credit loan in the aggregate principal amount of up to $25.0 million. The funds under the credit agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding the Stock Repurchase Program. The commitments made under the Revolving Credit Agreement expire November 1, 2002. The Company has agreed to pay commitment fees of 0.125% per annum on the unused commitment amount on a quarterly basis. As of November 11, 1999, the Company had no outstanding balance under the Revolving Credit Agreement.

  The Company believes that its existing cash balances, short-term investments, funds generated from operations, funds available under the Revolving Credit Agreement and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no other material capital commitments or planned expenditures as of September 30, 1999.

Year 2000 Compliance

  The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems. The Company is aware of and is addressing issues associated with the programming code existing in computer systems as the year 2000 approaches.

   Substantially all of the Company's revenues have been derived from the licensing and servicing of products developed or acquired by SAG. Under the terms of both the Original Cooperation Agreements and the Cooperation Agreement, as amended, SAG is contractually required to ensure that its products are year 2000 compliant, as defined in the Original Cooperation Agreement, in accordance with a specified timetable. SAG has provided the Company with written assurances that the SAG-developed products that the Company is selling are year 2000 compliant. Both SAG and the Company are actively cooperating to verify the year 2000 compliance of these products through the exchange of information relative to the year 2000 test plans and results for these products. There can be no assurance, however, that compliant products will be delivered by SAG in a timely manner. In addition, there can be no assurances that the year 2000 compliant products delivered by SAG will not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

  All other third party products sold by the Company, which are not developed or acquired by SAG, are expected to be year 2000 compliant by the end of 1999. The Company has sought written assurances from its principal third party vendors that their products are or will be year 2000 compliant. To date, the Company has received no indication from these vendors that their products will not be year 2000 compliant, therefore, the year 2000 risks associated with these products are not currently anticipated to have a material effect on the Company's business, financial condition or results of operations. For the nine months ended September 30, 1999, total product revenues from the sale of other third party products, excluding products developed or acquired by SAG, were approximately $1.0 million, which represents approximately 1% of total revenues for that period. There can be no assurance, however, that year 2000 compliant products will be delivered by third parties in a timely manner.

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

   Although the Company believes that its products are or will be year 2000 compliant, there can be no assurance that its customers' applications or databases will be year 2000 compliant. The use by customers of non-compliant applications and databases could cause failure of the customer's system or systems. The Company has provided year 2000 remediation and second opinion services in order to assist customers in correcting year 2000 coding or integration errors or to provide independent validation that remediation work that customers or others have performed was accurate, under standard services agreements with limits placed on liability and in some instances, the execution of performance bonds. Cumulative year 2000 related services revenues through September 30, 1999 were approximately $40.9 million. A certain amount of inaccuracy is inherent in all remediation and validation work. As a result, the Company cannot guarantee that errors resulting from the year 2000 related services performed for customers will not materially adversely impact the Company's business, financial condition or results of operations. The Company does not believe that potential liability from these services will materially impact the Company's financial condition or results of operations, but because of the unprecedented nature of the year 2000 problem, it is not certain to what extent the Company may ultimately be impacted by any such liability.

   To date, the costs associated with preparing the Company's products and internal information technology systems to be year 2000 compliant have not been material to the Company's business, financial condition or results of operations and the Company does not expect these costs to materially impact the Company's business, financial condition or results of operations in the future. As of September 30, 1999, the Company incurred approximately $520,000 of costs associated with preparing the Company's products and internal information technology systems to be year 2000 compliant and the remaining costs are to be approximately $100,000. These costs are expensed as incurred. There can be no assurances, however, that the Company will not experience delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failures, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, all emergency services, phone service, water transport, Internet services, etc.).

  The Company is continuing to prepare its contingency planning, which will include among other things, manual "work-arounds" for mission critical software and hardware failures (including systems supporting the Company's Customer Support organization, as well as substitution of systems, if necessary). The Company's year 2000 contingency planning around mission critical systems was substantially completed as of June 30, 1999. During the second half of the year, the Company has continued and expects that it will continue to address year 2000 contingency planning around certain non-mission critical systems on a department-by-department basis. This additional year 2000 contingency planning, which will have areas of overlap with certain ongoing disaster recovery initiatives that the Company has underway, will specifically address issues concerning how individual departments will function in the event that the Company experiences failures with regard to certain automated support systems.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

  Most of the Company's short-term investments are in commercial paper with interest rates tied to the Federal Funds rate. Although the Federal Fund rate floats, the Company does not believe there is material market risk exposure with respect to its short-term investments or other financial instruments that would require disclosure under this item.


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

                                    PART II

Item 1.  Legal Proceedings

  On August 18, 1999, the Company filed a motion to dismiss the shareholder class action lawsuits previously disclosed in the Quarterly Reports on Form 10-Q filed on May 12, 1999 and August 12, 1999. The motion to dismiss was denied on October 1, 1999. This shareholder class action is in the discovery process. As of November 11, 1999, the class has not been certified. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. The Company believes that the allegations in the lawsuit are without merit and intends to vigorously defend the charges. However, there are no assurances that the resolution of the lawsuit may not materially adversely affect the Company's financial condition or results of operations.


Item 5.  Other Information

  Effective October 7, 1999, Dr. Erwin Koenigs resigned from the Board of SAGA SYSTEMS, Inc.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Amended and Restated Cooperation Agreement among SAGA SYSTEMS, Inc., SAGA SOFTWARE, Inc. and Software AG (dated as of September 30, 1999).

     10.2 Revolving Credit Loan Agreement between SAGA SOFTWARE, Inc. and The Chase Manhattan Bank (dated as of October 15, 1999).

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on September 30, 1999 announcing that the Company extended its open market stock repurchase program for an indefinite period to repurchase up to an additional two million shares of the Company's Common Stock.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SAGA SYSTEMS, Inc.



  Date: November 12, 1999    By: /s/ Harry K. McCreery
                                 ---------------------
                                 Harry K. McCreery
                                 Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)