Form 10-K405
period 1999-12-31
SAGA SYSTEMS INC /DE/
filed 2000-03-30
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                             _____________________

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant based on the closing price at which stock was sold on the New York Stock Exchange on March 20, 2000 was $555,184,540.

      As of March 20, 2000, 28,608,732 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 17, 2000 are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K from the date such document is filed.

                               TABLE OF CONTENTS

Item                                                                                                             Page
----                                                                                                             ----
                                                       PART I

1.   Business.................................................................................................      3

2.   Properties...............................................................................................     16

3.   Legal Proceedings........................................................................................     17

4.   Submission of Matters to a Vote of Security Holders......................................................     17


                                                       PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters....................................     18

6.   Selected Consolidated Financial Data ....................................................................     18

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................     20

7A.  Quantitative and Qualitative Disclosures About Market Risk...............................................     27

8.   Consolidated Financial Statements and Supplementary Data ................................................     29

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................     55

                                                       PART III

10.  Directors and Executive Officers of the Registrant.......................................................     55

11.  Executive Compensation...................................................................................     55

12.  Security Ownership of Certain Beneficial Owners and Management...........................................     55

13.  Certain Relationships and Related Transactions...........................................................     55

                                                       PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................     56

                                    PART I


Forward-Looking Statements

  The statements contained in this Annual Report and in documents incorporated herein by reference, including any statements regarding beliefs, plans, expectations or intentions regarding the future, include forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to the development, acquisition, marketing and acceptance of the Company's products and services including, but not limited to, Sagavista and its adapters, Adabas, Natural and EntireX, professional services and customer support; alliances and relationships with third parties including but not limited to the Company's distributors, Software AG, original equipment manufacturers and value-added resellers; markets in which the Company competes; competition and competitors; results of operations; and the Company's financial condition and other statements regarding matters that are not historical facts. The statements are based on the Company's current knowledge, beliefs, expectations and specific assumptions with respect to future business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to, significant quarterly and other fluctuations in revenues and results of operations including, but not limited to, the signing of large contracts in certain quarters but not others; reliance on Software AG for development and timely delivery of products; reliance on acquisitions and the timely development, production, marketing, delivery and acceptance of new products and services including, but not limited to, Sagavista and its adapters; the Company's ability to implement its business strategy; risks associated with conducting a professional services business; reliance on the mainframe and enterprise computing environments and demand for and acceptance of the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; development by competitors of new or competitive products or services; entry into the market by new competitors; the Company's ability to retain customers or attract customers from other businesses; risks of protecting intellectual property rights and litigation; dependence on third-party technology and relationships; risks associated with international sales, distributors and operations; dependence on government contracts; control of the Company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, technologies, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with distributors, Software AG, original equipment manufacturers, value-added resellers, vendors, and other third parties and attract and retain key employees; volatility of the Company's stock price; the Company's ability to successfully defend itself in current or future litigation; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports, including Quarterly Reports on Form 10-Q. See "Factors That May Affect Future Results," in Item 7 of Part II for additional risk factors. Readers should carefully review the risk factors described in these documents. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.  Business

Company Background and Recent Business Developments

   SAGA SYSTEMS, Inc., together with its subsidiaries (collectively, the "Company") is an enterprise software solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's products are used, among other things, to build, enhance and integrate mission critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems and inventory management systems. To complement its products, the Company has a suite of comprehensive professional services offerings. The Company has over 26 years of experience in addressing the needs of organizations with complex enterprise-level computing environments.

  The Company's enterprise system products and related professional services are used by organizations to develop new mission critical applications. The Company's e-business integration software products and related professional services are used by organizations to extend and integrate business applications, databases and middleware technologies. The Company's professional services complement its products and include technical consulting, education, application development, application integration and outsourcing.

  In February 1981, SAGA SYSTEMS, Inc. was incorporated under the name Software AG Systems, Inc. as a Delaware corporation and established as a holding company for Software AG Americas, Inc., now known as SAGA SOFTWARE, Inc. In June 1981, the Company sold approximately 30% of its then outstanding common stock in an initial public offering. In 1988, Software AG, a German software company ("SAG") purchased all of the Company's outstanding stock. In March 1997, the Company consummated a recapitalization pursuant to which the senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer"), a private equity fund, acquired approximately 89% of the Company's then outstanding common stock, par value $0.01 per share ("Common Stock") ("Recapitalization"). Then the Company and certain stockholders consummated an initial public offering in November 1997 and a secondary offering in May 1998. In May 1999, the Company's name was changed from Software AG Systems, Inc. to SAGA SYSTEMS, Inc.

  Since 1973, SAGA SOFTWARE, Inc. has primarily licensed and serviced products of SAG, both directly in the United States and indirectly in other countries through various licensing agreements with SAG. The most recent licensing arrangements with SAG were renegotiated by the Company in September 1999. See "Relationship with and Royalty Payments to SAG", also in this Item 1 of Part I.

  Effective June 9, 1999, the Company acquired 100% of the issued and outstanding stock of Blue Lobster Software, Inc. ("Blue Lobster"), a privately-owned enterprise software development company based in San Jose, California for approximately $12.0 million. Effective September 30, 1997, the Company acquired R.D. Nickel and Associates, Inc. ("R.D. Nickel"), a software company based in Ontario, Canada, for approximately $10.1 million. R.D. Nickel developed, licensed and supported a family of application development products and served as the exclusive distributor of the Company's products in Canada prior to the acquisition. Both of these acquisitions were accounted for using the purchase method of accounting for business combinations. See Note 4 of the Notes to Consolidated Financial Statements for further details on these acquisitions.

Product and Professional Services Offerings

 Enterprise Systems Products and Services

  The Company provides a family of enterprise systems products and related professional services that allow its customers to develop and deploy enterprise solutions that are integrated with existing data and applications.

  . Natural, the 4GL programming language for the enterprise environment, is designed to increase productivity in application software design, development and deployment. Natural supports rapid application development to relational database management systems environments with applications that are portable, scaleable and interoperable across multiple computing platforms.

  . Add-on products for the Natural environment include: Predict, for repository-based development environments; Construct, for model-based rapid application development; and Construct Spectrum, for automated development of components on the desktop.

  . Adabas, the flagship high-performance database management solutions product, delivers access to data and is designed to handle large volumes of changing data requiring high levels of availability and to ensure the reliability, integrity, and security of such data throughout an organization's computing environment. It provides multi-data model support, multi-platform support, comprehensive SQL support, and a variety of extended capabilities that take advantage of technological advances in both hardware and software.

  . Add-on products for the Adabas environment include: Adabas SQL Server, an SQL interface to Adabas data; Adabas Adaplex+, a technology that distributes and presents a single view of multiple databases; Adabas Fastpath, which optimizes database and application performance; and Adabas Delta Save Facility, a product for reducing backup time and database recovery processing.

   For 1999, 1998 and 1997, product revenues generated from sale of enterprise systems products represented 82%, 83% and 81% of the total product revenue, respectively.

  Enterprise Systems Services. The Company provides the necessary services required to successfully deploy its products to its customers. These professional enterprise systems services focus on assisting end users in deploying and using the Company's database management and application development products. Such services include application development and enhancement, application re-engineering, application management and other technical support services and education.

 E-business Integration Products and Services

  The Company's e-business integration products and professional services offerings help end users minimize the complexity of integrating distributed computing environments that can encompass a variety of platforms, protocols, programming languages and databases.

  . Sagavista is the Company's new e-business integration suite, which was generally released on September 29, 1999. Sagavista is a business-centric e-business integration software product that intelligently links applications resident on various systems in order to access desired enterprise information, helping end users integrate disparate computing environments within an enterprise. With pre-built integration adapters and integration brokering technology from the Company, Sagavista can help global and rapidly changing businesses experience improved sharing of data among connected applications or data sources in the enterprise, including Enterprise Resource Planning, custom, Internet, packaged and database applications.

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

   For 1999, 1998 and 1997, product revenue generated from sale of e-business integration products represented 18%, 16% and 19% of the total product revenue, respectively.

  E-business Integration Services. The Company provides the necessary services required to successfully deploy its products to its customers. The Company offers its customers a variety of application integration professional services, such as strategy and assessment, solution design, pilot and other implementation, technical, education and management services.

Year 2000 Products and Services

  . Sagacertify Tool Kit allows developers to analyze and remediate Natural code by providing a picture of how much code needs to be remediated or modified to ensure Y2K compliance and helping project managers break year 2000 projects into segments.

  . Year 2000 Services include analysis, remediation and testing to assist customers in resolving their year 2000 problem. These services were provided through a professional staff with expertise in managing large projects and in the methodologies and products that underlie software integration and systems management.

  Product revenues generated from sale of year 2000 products represented less than 1% of the total product revenue in 1999 and 1997 and approximately 1% of total product revenue in 1998. Services revenues generated from year 2000 services offerings represented 24%, 42% and 15% of the total professional services revenues in 1999, 1998 and 1997, respectively. Demand for products and professional services that address the year 2000 problem has been decreasing since December 31, 1998. Management anticipates that revenues from the sale of year 2000 products and professional services will be virtually non-existent after 1999.

  The Company believes that its future software license revenues depend in part on growth in the hardware computing environment within the Company's customer base. Such growth is measured in millions of instructions per second or MIPS. Future software license revenues are also dependent, in part, on continued demand for the Company's enterprise systems products and increased demand for the Company's e-business integration product offerings.

  Presently, the Company's strategy is to further leverage its position in enterprise software solutions by extending its product and professional services offerings with a particular focus on the e-business integration market. Key elements of the Company's strategy include marketing and further developing the Company's own flagship e-business integration product offerings, leveraging its customer base, existing and new distribution channels and expanding professional service offerings.

   The Company intends to enhance and extend its product offerings with a primary focus on e-business integration products, including developing adapters to be used with Sagavista. The Company believes that a significant opportunity exists for software solutions, which enable the integration of mainframe Internet applications with commercial enterprise resource planning systems, applications developed internally by the Company and other client/server and Internet/intranet-based applications. The Company believes that Sagavista, used in conjunction with its adapters, will allow customers to integrate these applications, databases and middleware environments. With EntireX, the Company will continue to provide basic messaging solutions to enable point-to-point integration. In addition, the Company intends to broaden its product offerings through additional product licenses from third parties and through acquisitions.

Other Services

  Education Services. The Company provides customers with in-depth training in the Company's products, with courses available through scheduled and customized classes. In addition, the Company offers programs to accelerate the implementation of application development and application integration.

  Systems Engineering Services. The Company provides comprehensive post-sales consulting services to its customers. The staff primarily works on-site with the customer, performing multiple services including installations, upgrades, product/application migration, technical support, database administration, training and other tasks. Systems engineering services support all of the Company's products and some other environments such as DB2, Oracle Corporation ("Oracle"), Microsoft NT, UNIX, MVS/VSE and CICS/TSO.

Product Maintenance and Customer Support

  The Company offers a wide range of product maintenance and customer support services. The Company believes that its future success is dependent in part on its ability to provide high levels of customer service in order to retain royalty and good relationships with the Company's installed customer base. For the year ended December 31, 1999, approximately 92% of the Company's customers who were eligible renewed at least one of their maintenance agreements. There can be no assurance that customers will continue to renew their maintenance agreements at this rate in the future.

  Customers may choose from three levels of service and support offerings: basic, extended and custom, which are differentiated by service deliverables and access to support personnel, experts or consultants. Some of these customer support services include support during product proof-of-concept/trial, 24 hours a day, seven days a week or eight hours a day, five days a week technical support, customized support offerings, onsite installation and implementation, remote analysis, automated customer assistance and web-based electronic services.

Research and Development

  Since its Recapitalization in 1997, the Company has been building its internal product development group to expand its product offerings, which included the development of Sagavista and adapters, its new e-business integration product suite. As of December 31, 1999, the Company had 82 developers, which was an increase of 28 from December 31, 1998. The Company is continuing to enhance the core Sagavista product and build additional adapters. The Company intends to continue expanding its product development capabilities through additional acquisitions and hiring of new employees. The Company's research and development expenses were $10.2 million, $5.5 million and $1.1 million in 1999, 1998 and 1997, respectively.

   Since the Cooperation Agreement (defined in next section) provides the Company with the right to license certain products developed by SAG, the Company also expects to continue to benefit from SAG's product development efforts. See "Relationship with and Royalty Payments to SAG."

Relationship with and Royalty Payments to SAG

   On March 31, 1997, the Company entered into an exclusive, perpetual license agreement (the "Original Cooperation Agreement") with its former German parent company, SAG. On September 30, 1999, the Company amended and restated the Original Cooperation Agreement, the amended and restated agreement being referred to herein as the "Cooperation Agreement." The Cooperation Agreement permits, among other things, the Company and SAG to expand their respective distribution channels for certain newly developed or acquired products, including Sagavista. Specifically, the Cooperation Agreement removes certain distribution exclusivity provisions, which were part of the Original Cooperation Agreement, allowing both companies to sell certain new products in geographic territories that were previously restricted to the other.

   The Original Cooperation Agreement, among other things provided (i) the Company the exclusive and perpetual right to license and service in North America, South America, Japan and Israel (collectively, the "Territory") both existing and future products developed or acquired by SAG and (ii) SAG the exclusive and perpetual right to license and service outside the Territory both existing and future products developed or acquired by the Company.

   Following the amendment of the Original Cooperation Agreement, the Company has retained, with the exception of the Company's Construct product, the exclusive right to license and service on a worldwide basis the products that it develops or acquires. Additionally, the Company retained the exclusive and perpetual right to license and service the core SAG product lines, including Adabas, Natural and the existing core Entire family products, but exclusive of EntireX, to current Company customers in the United States, Canada and Mexico ("North America"). The Company also retained the exclusive right to license and service EntireX in North America, except under certain circumstances, to current Company customers through June 2000, and a non-exclusive right to license and service EntireX in North America after June 2000. In addition, outside of North America, the Company retained the exclusive and perpetual right to license and service all current and future SAG products within the Territory.

  The Company has non-exclusive and perpetual rights under the Cooperation Agreement, as amended, to license and service the SAG products Bolero and Tamino, as well as SAG's future database and software development tools, if any, to current Company customers in North America. The Company also has non-exclusive rights to license and service certain new SAG products other than the core SAG products, the EntireX, Bolero and Tamino products and future database and software development tools to current Company customers in North America. This right terminates on December 31, 2005 although, it may continue under certain circumstances. In addition, the Company has the non-exclusive and perpetual right to license and service the core SAG product lines, including Adabas, Natural and the existing core products in the Entire family, including EntireX, to new Company customers in North America.

   The Company has no rights to license or service new SAG products to the Company's new customers in North America.

   Under the Cooperation Agreement, SAG has the non-exclusive, perpetual right to license the Company's Construct products outside of the Territory. SAG has no right to license any other Company product anywhere else in the world.

   Each of the Company and SAG had to pay the other 24% of the net revenues derived from licenses granted under the Original Cooperation Agreement. This 24% royalty rate was fixed for 20 years. Except under certain circumstances, the Company's minimum annual royalty payment to SAG under the Original Cooperation Agreement through the year 2000 was required to equal at least $21.0 million.

   Under the Cooperation Agreement, each of the Company and SAG must still pay the other 24% of the net revenues derived from the distribution of the other party's products and the provision of maintenance within the Territory, in the case of the Company, and outside of the Territory, in the case of SAG. This royalty rate shall be effective through the year 2017 and thereafter unless the parties agree otherwise. Additional payments may be made by the Company if the Company grants certain discounts.

   Except under certain circumstances, the Company's minimum annual royalty payment to SAG under the Cooperation Agreement must equal at least $21.0 million for year 1999, $23.0 million for each of years 2000, 2001 and 2002, $21.0 million for year 2003, $20.0 million for year 2004 and $17.0 million for year 2005. The Company paid royalty payments of approximately $32.4 million, $39.6 million and $29.3 million to SAG in 1999, 1998 and

1997, respectively.

  The Cooperation Agreement contains certain safeguards to ensure that the Company and SAG are able to continue to exercise their respective rights to license and service each other's products in their respective territories. These safeguards include rights of first refusal with respect to assignments of proprietary rights to third parties and certain restrictions on SAG from competing against the Company with respect to any SAG product in which SAG granted SAGA an exclusive right to market and license such product in certain geographic areas. The Cooperation Agreement also prohibits either party from consummating a change of control unless such party's successor agrees to be bound by the terms of the Cooperation Agreement with respect to all existing products that were licensed to the other party under the Cooperation Agreement as of the date of the change of control of such party and future products that are materially derived therefrom.

  Under the Original Cooperation Agreement, SAG was precluded from consummating a change of control unless its successor agreed to continue supporting the research and development of SAG's then existing and planned products for two years following the change in control. In addition, the Company was precluded from consummating a change in control in which certain specified entities would be its successor unless such entities agreed to pay the Company's minimum annual royalty payments to SAG until the later of December 31, 2000 or two years following the change in control. The Cooperation Agreement does not contain these provisions.

  As previously disclosed herein, the Company has certain rights to license and service existing products developed or acquired by SAG and, historically, a significant portion of the Company's revenues have been generated from the licensing and servicing of products developed or acquired by SAG. As a result, a materially adverse change in the financial condition or a change in control of SAG could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, the failure of SAG to develop enhancements to existing products in a timely manner, to provide ongoing technical support for its products or to adequately protect its proprietary rights could have a material adverse effect on the business, financial condition and results of operations of the Company. In the past, the Company has experienced delays in receiving products from SAG in a timely manner. Under the terms of the Cooperation Agreement, SAG is contractually required to ensure that its products are year 2000 compliant. SAG has provided the Company with written assurances that the SAG-developed products that the Company is selling are year 2000 compliant. Because of the unprecedented nature of potential year 2000 issues and claims, any failure of any SAG product to perform after December 31, 1999 could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is not aware of any material year 2000 related problems with respect to its products licensed from SAG. There can be no assurances, however, that SAG has not or will not in the future encounter any year 2000 related problems which may have a material adverse effect on the Company's or SAG's business, financial condition or results of operations. In addition, to the extent that the Company's aggregate royalty payments to SAG fall below the minimum amount set forth above, the Company generally is required to pay the differential to SAG, and any such differential payment could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales and Marketing

  Under the Original Cooperation Agreement, the Company sold and marketed its products through both direct and indirect channels in over 20 countries strictly within the Territory through exclusive distributors and wholly owned subsidiaries. In addition, the Company had access to SAG's distribution channels for the Company's products (other than those licensed from SAG) outside the Territory. Under the terms of the Cooperation Agreement, as amended, the Company intends to directly and indirectly sell and market Company owned products worldwide, including the Territory. In North America, the Company sells and markets its products, including third party products, and services through a direct channel, operating 20 sales offices as of December 31, 1999. The Company sells its products in approximately 20 additional countries through six exclusive distributorships in South America, Japan and Israel. In addition, the Company plans to establish additional channels which could include both direct and indirect approaches to sell its products in Europe. See Note 21 of Notes to Consolidated Financial Statements for financial data pertaining to the geographic distribution of the Company's operations.

  The Company places a strong emphasis on developing strategic business alliances. The Company intends to sell and market Company owned products worldwide and third party owned products in the Territory through both direct and indirect channels and with the assistance of third parties with whom it has strategic alliances. The Company currently has alliances with International Business Machines Corporation ("IBM"), Microsoft Corporation

("Microsoft") and SAP AG. In addition, the Company has established alliances with platform application vendors and system integrators including Syntel Inc., Concept 5 Technologies, Inc., Sun Microsystems, Inc., Lawson Associates, Inc. and Clarify, Inc. In the future, the Company plans to develop additional alliances with other key platform packaged application vendors and systems integrators, additional Original Equipment Manufacturer ("OEM") and Value-added Reseller ("VAR") relationships. Existing relationships with the Company's distributors, SAG and other third parties and any future alliances with additional third parties, are or may be integral to the Company's success. The Company's financial results could be materially adversely affected if the financial condition of SAG or any of the Company's distributors, OEMs, VARs and other third party relationships weaken or if the Company's relationships with any of these entities deteriorate or fail to materialize.

  The Company's corporate marketing organization supports the Company's sales and professional services channels through the efforts of professionals with expertise in product marketing and marketing communications.

  As a part of the Company's strategy to further leverage its position in the enterprise software solutions market by focusing on the e-business integration market, the Company has implemented several new marketing programs in 1999 to market and sell its new e-business integration product suite, Sagavista. The Company anticipates that the Company will continue to incur costs in the year 2000 in connection with ongoing market support for Sagavista.

Customers and Markets

    Most of the Company's current customers are large, sophisticated organizations with complex information systems in dispersed, heterogeneous computing environments. The Company's current customers consist primarily of major corporations, government agencies and educational institutions. In fiscal years 1999, 1998 and 1997, no single customer accounted for more than 10% of the Company's total annual revenue. However, it is possible that a significant license sold to a single customer may materially affect the Company's results of operations and may not be repeated in a subsequent period.

  Most of the Company's revenues have been derived from sales of software licenses, maintenance or professional services to the Company's existing customer base. Customers typically pay a licensing fee for use of the Company's products and generally pay an annual charge for maintenance services, which include software updates and technical support. There can be no assurance that customers will continue to purchase the Company's products and services, that the Company's historic maintenance renewal rates will continue, that the Company will make sales to new customers or that the Company will be able to maintain its current pricing levels for products and maintenance services. Customers' decisions not to renew their maintenance agreements or to renew them on different terms or the Company's failure to make sales to new customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  The majority of the Company's products are currently purchased by customers using IBM branded and IBM-compatible mainframe computing platforms. Worldwide, an increasing proportion of computing functions are being performed on alternative computing platforms, including mid-range computers and client/server networks. A significant shift in the way the Company's customers use computing platforms may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company believes that any migration away from mainframe computing platforms is subsiding as a result of more cost effective mainframe technology and other factors, any further significant reduction in the role of mainframe or other legacy systems could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

  The markets for the Company's software products and professional services are highly competitive and characterized by continual change and improvement in technology. The Company provides products and professional services to several markets within the computer industry and encounters a variety of competitors within each market. The Company's competitors are numerous in all business areas ranging from highly specialized small firms to some of the largest corporations in the world. Many of the Company's competitors have significantly greater financial, marketing and other competitive resources than the Company. In addition, in certain markets in which the Company competes there are no significant barriers to entry by competitors.

  In the enterprise systems markets, the Company's competitors with respect to enterprise and departmental database management products include IBM, Oracle, Informix Corporation and Sybase, Inc. In addition, the Company's 4GL applications programming language, Natural, competes with offerings from both large and small companies, including Compuware, Inc., Oracle, IBM and Computer Associates, Inc. In the e-business integration markets, the Company's products compete in both the integration broker and the message oriented middleware segments of the middleware market, where its competitors include IBM, Oracle, Microsoft, TSI International Software Ltd., TIBCO Software, Inc., STC Software Technologies Corporation, CrossWorlds Software, Inc., BEA Systems, Inc., NEON Systems, Inc., Active Software, Inc. and Vitria, Inc.

  The principal competitive factors affecting the markets for the Company's product and professional services offerings include: (1) product functionality, performance, reliability and ease of use, (2) quality of technical support, training and consulting services, (3) responsiveness to customer needs, (4) reputation, experience and financial stability and (5) cost of ownership, including initial price and deployment costs as well as ongoing maintenance costs. Current and potential competitors may introduce new and better products, make strategic acquisitions, offer products or services at a lower cost or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers.

  There can be no assurance that the Company will be able to compete successfully against current and future competitors, and its failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, marketing, sales and customer service efforts in order to meet any competitive threat, or that such required investments will not have a material adverse effect on operating margins. Increased competition could result in reduction in market share, pressure for price reductions and related reductions in gross margins, any of which could materially adversely affect the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

  In addition to other risk factors herein, the Company may be subject to the following risks and uncertainties.

  Dependence on Third-Party Technology. The Company's products are currently designed, and may in the future be designed, to work on or in conjunction with certain third-party hardware and/or software products. In addition, the Company relies on the timely delivery of competitive products and enhancements from SAG for a material part of its revenue. If any of these current or future third-party vendors or SAG were to discontinue making their products available to the Company or to licensees of the Company's products on a timely basis, or to increase materially the cost to the Company or its licensees to acquire, license or purchase such third-party vendor's products, or if a material problem were to arise in connection with the ability of the Company's products to properly use or operate with third-party hardware and/or software products, the Company's products may have to be redesigned by the Company, or the licensor of the product to the Company, to function with or on alternative third-party products, or the Company or its licensees may not be able to sell the product at all. There can be no assurance that in such an event, an alternative source of suitable technology would be available or that the Company or the licensor of the product to the Company would be able to develop an alternative product on a timely basis or at a reasonable cost. The failure of the Company to license, acquire or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential Fluctuations in Quarterly Performance/Seasonality of the Business. The Company has experienced significant quarterly and other fluctuations in revenues and results of operations and, although future results may vary, the Company expects these fluctuations to continue in the future. The Company's future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside of the Company's control. Because the Company cannot accurately predict the amount and timing of individual sales, the Company's quarterly operating results may vary significantly. The Company operates with no material backlog orders because its products are shipped and revenues are recognized shortly after orders are received. In addition, the amount of revenues associated with sales of software can vary significantly. The Company may derive a significant portion of its software license revenues from a small number of relatively large sales. An inability to close one or more large sales that the Company tried to close in a particular period could materially adversely affect the Company's operating results for that period. Moreover, the Company typically realizes a majority of its software license revenues in the last month of a quarter. As a result, minor delays in the timing of customer orders can shift a sale from its contemplated quarter of completion to a subsequent quarter and cause significant variability in the Company's operating results for any particular period. Further, the Company believes that period-to-period comparisons of its operating results are not necessarily a meaningful indication of future performance.

  The Company believes that past fluctuations have been in part attributable to the budgeting and purchasing practices of its customers, and, to a lesser extent, the Company's sales commission practices, which are based partly on annual quotas, and other factors. The Company's revenues and results of operations may also be affected by seasonal trends which have resulted in higher revenues in the Company's third and fourth quarters and lower revenues in its first and second quarters. The Company's professional services fees tend to fluctuate due to the completion or commencement of significant projects, the number of working days in a quarter and the Company's ability to attract, retain and efficiently utilize professional services personnel. The Company's future revenues and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements by the Company or its competitors, changes in the mix of products and services sold by the Company and in the mix of sales by distribution channels, commencement or conclusion of significant service contracts, timing of any acquisitions and associated costs, the size, timing and terms of customer orders, including delays in significant orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable, changes in foreign currency exchange rates, competitive conditions in the industry and general economic conditions.

  The Company's expense levels are based, in part, on its expectation of future revenues, and expense levels are, to a large extent, fixed in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels are below expectations for any reason, the Company's results of operations are likely to be materially and adversely affected. The Company's net income may be disproportionately affected by a reduction in revenue because a large portion of the Company's expenses cannot be easily reduced. The Company's net income may also be negatively affected by an increase in expenses. The Company expects to experience a significant time lag between the date professional services, sales and technical personnel are hired and the date such personnel become fully productive. The timing of such expansion and the rate at which new technical, professional services and sales personnel become productive as well as the timing of the introduction and the productivity of new distribution channels could cause material fluctuations in quarterly results of operations. Furthermore, to the extent such increased operating expenses precede or are not subsequently followed by increased revenues, the Company's business, financial condition and results of operations could be materially and adversely affected.

  Due to all of the foregoing factors, it is likely that in some future periods the Company's revenues or results of operations will be below the expectations of securities analysts or investors, in which case the market price of the Company's Common Stock would likely be materially and adversely affected.

   Complexity of Software Products and Product Development and Competitive Market Conditions. The process of developing new high-technology products is inherently complex and uncertain and requires innovative designs anticipating customer demands and technological trends. Without the development or acquisition of new products and services, the Company's products and services offerings could become obsolete and the Company's operating results could be materially adversely affected. The Company must quickly develop and deploy its products in a cost effective manner to meet market needs. There can be no assurance that any potential product, including future versions of Sagavista and any of its adapters, will ever be fully developed or work as expected.

  The Company's success will depend in part on its ability to acquire and/or develop product enhancements, adapters and new products that keep pace with continuing changes in technology and evolving customer preferences, and the timely delivery of products and product enhancements from SAG and other third party licenses. There can be no assurance that the Company will be successful in acquiring and/or developing product enhancements, adapters or new products to adequately address changing technologies, that it can introduce such products, enhancements or adapters on a timely basis, that such products, enhancements or adapters will be successful in the marketplace or that SAG will deliver in a timely manner new products or product enhancements that will be successful in
the marketplace.   The Company's failure to acquire and/or develop technological improvements or to adapt its products to technological change could have a material, adverse effect on the Company's business, financial condition and results of operations.

  In addition, the Company's products compete in markets that are intensely competitive and feature rapidly changing technology and evolving standards. The Company's competitors may be able to respond more quickly than the Company to new or emerging technologies and changes in customer requirements. Competitive pressures could reduce the Company's market share, require the Company to reduce the price of its products or require the

Company to make a significant research and development investment to adapt its products, any of which could have a material adverse effect on the Company's business, operating results or financial conditions.

  Software products as complex as those offered by the Company can contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, new products may contain defects or software errors and, as a result, the Company may experience delayed or lost revenues during the period required to correct any defects or errors. Any such defects or errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance, or could require expensive product changes, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's Cooperation Agreement with SAG, as amended, provides for only limited warranties by SAG with respect to the software products licensed by it to the Company and, therefore, the Company may be primarily liable to its customers for defects in SAG-supplied software.

   Dependence on Mainframe Computers. Reduced customer reliance upon mainframe computers could adversely affect the Company's business. The Company is dependent on the continued use and acceptance of mainframe computers in a computing environment increasingly based on distributed platforms, including client/server and Internet-based computing networks. Decreased use of the mainframe or in the growth of demand for Web-based and client/server applications accessing mainframe data and transactions could have a material adverse effect on the Company's business, operating results and financial condition. Although demand for mainframe access and management solutions has grown in recent years, it may not continue to grow. The Company's continued success depends on a number of factors, including continued use of the mainframe as a central repository of mission critical data and transactions and growth in business demands for access to the data, applications and transactions residing on mainframe computers from Web-based and client/server applications.

   Dependence on Revenue from Sale of Sagavista and Adapters and Core Enterprise Systems Products. The Company anticipates that the revenue from the sale of the Company's new e-business integration product suite, Sagavista and its adapters, will increase as a percentage of total revenues for the foreseeable future. Consequently, the Company's future success will partly depend on increased market acceptance of and demand for Sagavista and adapters and enhancements to these products. The Company's future success is also dependent on customers continued demand and use of its core enterprise systems products. Competition, technological change or other factors could affect demand for, or market acceptance of, these products and could have a material adverse effect on the Company's business, operating results and financial condition. If demand for Sagavista and its adapters and a continued demand of its core enterprise systems products is less than anticipated, the Company's results of operation could be materially adversely affected.

   Reliance on Acquisitions. The Company believes that its future growth may depend, in part, on its ability to successfully identify, acquire and then, if necessary, further develop promising technologies and products. In addition, the Company intends to build its product development staff in part through acquisitions. The integration of R.D. Nickel, Blue Lobster or any other future acquisitions into the Company's existing business could result in certain unanticipated difficulties that could require a disproportionate amount of management's attention and the Company's resources. Furthermore, there can be no assurance that the anticipated benefits of acquiring R.D. Nickel, Blue Lobster or any other future acquisition will be realized. The Company has limited experience in completing acquisitions and integrating acquired technologies or products into its operations. The Company may compete for future acquisition opportunities with other companies that have significantly greater financial and management resources and there can be no assurance that the Company will be successful in identifying, acquiring and developing certain products or technologies. Acquisitions could also have adverse short-term effects on the Company's operating results, and could result in dilutive issuances of equity securities and the incurrence of debt and contingent liabilities. In addition, many business acquisitions must be accounted for as purchases and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and may also involve charges for acquired research and development projects, which could have a material adverse effect on the Company's operating results. The Company has incurred significant charges of this nature in connection with its acquisitions of R. D. Nickel and Blue Lobster.

  Risks Associated with International Sales and Operations. The Company holds the perpetual right to license certain SAG products in certain geographic areas. In South America, Japan and Israel, the Company has entered into exclusive distributorship arrangements with local firms. There can be no assurance that such distributors will continue to perform as they have historically or that they will not offer products that compete with the Company's products. Additionally, the distributorships generally may be terminated by either party at any time upon compliance with applicable notice provisions. In the event that any of the distributorships were terminated or expired, there can be no assurance that the Company could find an adequate replacement, and such a termination or expiration could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurances that the Company will develop effective marketing channels for purposes of expanding worldwide distribution of its products.

  Royalty revenues from international distributors represented 10% of the Company's total revenues in each 1999 and 1998 and 15% of the Company's total revenues in 1997. The decline in percentage from 1997 was primarily due to the acquisition in September 1997 of R.D. Nickel, a former international distributor of the Company, and the revenue from R.D. Nickel prior to the acquisition in September 1997 was included in the 1997 revenue from affiliates. The Company anticipates that royalty revenues from international sales and services will continue to account for approximately the same percentage of its total revenues as they have in the past for the foreseeable future. As a result, the Company may be subject to certain risks associated with international operations, foreign currency exchange rate fluctuations and the application and imposition of protective legislation and regulations relating to import or export activities (including export of high technology products) or otherwise resulting from foreign policy or the variability of foreign economic conditions.

  The Company's international distributors report and pay royalties in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations represented approximately 3% of total revenues in each 1999, 1998 and 1997. Revenues from the Company's Canadian subsidiary were approximately 7% and 5% of total revenues in 1999 and 1998, respectively, and 4% of the total revenues in the fourth quarter of 1997. The Company, therefore, has not, to date, engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

  Additional risks associated with international operations include costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, the impact of economic instability and down turns in economies outside of the United States, difficulties in enforcing intellectual property, proprietary and contract rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers, political instability and potential difficulties in collecting accounts receivable. There can be no assurance that these and other factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Potential for Contract Liability. The Company markets its products and professional services to customers for, among other things, developing, building, deploying, integrating, maintaining and managing mission critical computer software applications and for addressing the year 2000 problem. The Company's standard form license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential liability claims relating to the Company's products or professional services. Despite this precaution, there can be no assurance that the limitations of liability set forth in the Company's agreements would be enforceable or would otherwise protect the Company from liability for damages. Although the Company has not experienced any material liability claims to date, the sale and support of the Company's products and professional services may entail the risk of such claims, which could be substantial in light of the use of such products in mission critical applications. A material liability claim against the Company, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Therefore, any material liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on State, Local and Other Government Contracts. The Company derived approximately 30%, 20% and 30% of its total revenues in 1999, 1998 and 1997, respectively, from selling its products and professional services directly or indirectly to state and local government agencies. In addition, the Company derived approximately 7%, 8% and 11% of its total revenues in 1999, 1998 and 1997, respectively, from selling its products and professional services directly or indirectly to federal government agencies. Any failure to obtain a contract award, or a delay on the part of a government agency in making an award or in ordering products and professional services under an awarded contract, could have a material adverse effect on the Company's business, financial condition and results of operations. Other risks generally involved in government sales include the larger discounts (and thus lower margins) typically involved in government sales, the dependence of the Company in certain instances on the ability of a prime contractor to obtain the award and perform the contract, the unpredictability of funding for various government programs, the ability of a government agency to unilaterally terminate a contract, and the creditworthiness of certain prime contractors (some of which are relatively small organizations without substantial funds). The Company anticipates that state, local and other government sales will continue to represent a significant but fluctuating portion of its revenues in the future.

  Fixed Price Contracts. Revenues from fixed price contracts represented approximately 10%, 11% and 12% of the Company's total revenues for 1999, 1998 and 1997, respectively. In making proposals to perform professional services under fixed price contracts, the Company relies on its estimates of costs that would be incurred in the course of completing the project. These estimates reflect, among other factors, judgments as to the efficiencies of the Company's technology and services as applied to the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed price contracts could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has suffered material losses on fixed price contracts.

  Dependence on Key Personnel.   The Company's success will depend in part on
its continued ability to attract and retain highly qualified personnel in a competitive market for experienced software developers, professional services staff and sales and marketing personnel. The Company's future performance depends to a significant degree upon the continued service of the key members of its management, as well as marketing, sales, consulting and product development personnel, and its ability to attract and retain new management and other personnel. The loss of any one or more of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Company employees are employed at-will and the Company has no fixed-term employment agreements with any of its employees.

  While historically the Company primarily has relied on SAG for product development, the Company believes its future success will also depend in part upon its ability to develop its own technologies and products and, consequently, upon its ability to attract and retain highly skilled technical and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, integrating and retaining new personnel in the future. Failure to attract, integrate and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, at December 31, 1999, the Company had approximately 50 independent contractors working as technical consultants primarily in connection with the Company's professional service offerings. Competition for such contractors is intense and the failure to continue to attract, hire and retain such contractors when they are needed could have a material adverse effect on the Company's business, financial condition and results of operations.

  Erratic Price Fluctuation of the Company's Stock.   As a technology company,
the Company's Common Stock may be subject to erratic price fluctuations. From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of the Company's Common Stock for reasons unrelated to the Company's performance. In addition, the market price of the Company's Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in the Company's annual or quarterly financial results or those of the Company's competitors, changes by financial research analysts in their estimates of the Company's future earnings or the Company's failure to meet such estimates, conditions in the economy in general or in the software and other technology industries, announcements of key developments by competitors, loss of key personnel, unfavorable publicity affecting the Company or the software, and sales of the Company's Common Stock by stockholders. These broad market fluctuations, as well as general economic, political and market conditions, have and may continue to have a material adverse effect on the trading price of the Company's Common Stock. Fluctuations in the price of the Company's Common Stock may expose the Company to the risk of securities class action lawsuits. As a result of the significant decline in the price of the Company's Common Stock during the first quarter of 1999, such lawsuits were filed against the Company. Though the Company believes that these lawsuits are without merit, defending against them could result in substantial costs and a diversion of management's attention and resources. In addition, any settlement or adverse determination of these lawsuits could subject the Company to significant liabilities. There can be no assurance that there will not be additional lawsuits in the future or that current or future lawsuits will not have a material adverse effect on the Company's business, financial condition and results of operations. See 3 "Legal Proceedings" in Item 3 of Part I.

  The Availability of Significant Amounts of the Company's Common Stock for Sale Could Adversely Affect Its Market Price. The Company has granted registration rights to certain stockholders including Thayer, SAG and some of the Company's senior managers. Those rights enable these stockholders to require that the Company register at the Company's expense, resales of their shares of Common Stock that cannot be sold to the public without registration under the Securities Act of 1933, including shares that may be sold under Rule 144 under certain conditions. Thayer and SAG owned approximately 10.7 million shares and
2.5 million shares, respectively, of the Company's Common Stock as of March 20, 2000. If the Company's stockholders begin to sell substantial amounts of the Company's Common Stock in the public market, the market price of the Common Stock could decrease quickly and significantly. A substantial number of sales, or the perception that such sales might occur, also could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems appropriate.

  Control By Officers, Directors and Thayer. As of January 31, 2000, the Company's officers and directors, and their affiliates, in the aggregate, had voting control of approximately 40% of the Company's outstanding Common Stock. Specifically, Thayer and its affiliates had voting control of approximately 38% of the Company's outstanding Common Stock as of January 31, 2000. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Thayer and the Company's officers and directors under certain circumstances could have the effect of preventing or delaying a change in control of the Company.

  Managing Additional Growth. The Company's future growth will place significant demand on management as well as on the Company's administrative, operational and financial resources. The Company's ability to staff and effectively manage any future growth in this business will require it to continue to improve its operational, financial and management controls and reporting systems and procedures, and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be able to manage these challenges in an efficient or timely manner. If management of the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

Product Protection

  The products sold by the Company consist of products developed by SAG (e.g., Adabas, Natural and EntireX), products owned by other third parties which are distributed by the Company (e.g., iXpress) and products developed or acquired by the Company (i.e., Sagavista, Sagacertify Tool Kit, Construct and Construct Spectrum). For most of these products, the Company, if not the developer, is contractually obligated to provide appropriate security measures to protect the proprietary materials of SAG and other third parties against misappropriation and illegal copying.

  The Company treats all of the products that it distributes as proprietary trade secrets and confidential information. It relies primarily upon a combination of trade secret, copyright, trademark and patent laws, its license agreements with customers, and its internal security systems, confidentiality procedures and employee agreements to maintain the security of its products.
The Company typically provides its products to users under nonexclusive, nontransferable perpetual licenses which generally permit use of the licensed software solely for the user's internal operations on designated computers at specific sites. Under certain circumstances, the Company places copies of the source code for certain products on deposit with an escrow agent pursuant to source code escrow agreements which restrict access to and use of the source code following the occurrence of certain extraordinary conditions. Although the Company takes steps to protect its trade secrets and other proprietary rights, there can be no assurance that misappropriation will not occur. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

  The Company seeks to protect its software, documentation and other written materials under copyright and to a lesser extent patent law, and to assert trademark rights in its product names. Although the Company has not traditionally sought to protect its products under patent laws, the Company has filed various patent applications with regard to its new Sagavista product. SAG and some third parties have patented, in the United States, Japan and/or the European Union, certain products that the Company distributes.

   The Company is also dependent on SAG and other third parties that license products to the Company to protect their respective proprietary rights in such products. There can be no assurance that the legal protections afforded to, or the precautions taken by the Company or its third-party licensors will be adequate to prevent misappropriation of their respective proprietary rights. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or professional services. Any infringement or misappropriation of the Company's proprietary rights, or those of its third-party licensors, could have a material adverse effect on the Company's business, financial condition and results of operations.

  In the future, litigation may be necessary to enforce and protect the Company's trade secrets, copyrights, patent and other intellectual property or proprietary rights. The Company may also be subject to litigation to defend against claimed infringement of, or to determine the scope and validity of, the intellectual property or proprietary rights of others. In the event of litigation involving the use of technology by the Company, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to technology involved in litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms, if at all. Although the Company is not aware of any claims that its products, trademarks, patent or other proprietary rights infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current and future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation. There can be no assurance that third parties will not assert infringement claims against the Company and that such claims will not have a material adverse effect on the Company's business, financial condition and results of operations. Any litigation involving the use of technology by the Company could result in substantial cost to the Company and divert management's attention from the Company's operations, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in any such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Under the Original Cooperation Agreement, the Company protected the trademark rights of SAG in the Territory including the filing of certain trademark applications either in the name of SAG or the Company. Under the terms of the Cooperation Agreement, as amended, ownership interests in all SAG trademarks became the exclusive property of SAG and the Company retained the right to use the trademarks. iXpress(R) is a registered trademark of the Company in the United States and/or other countries and Construct(TM), Construct Spectrum(TM), Construct Spectrum SDK(TM), Sagacertify(TM), Sagavista(TM) and Insight 2000sm are trademarks or service marks of the Company in the United States and/or other countries. Adabas(R), Adaplex +(R), Entire(R), EntireX(TM), Entire Broker(TM), Entire Broker SDK(TM), Entire Broker APPC(TM), Entire SAF Gateway(TM), Natural(R), Natural Lightstorm(TM), Adabas Delta Save Facility(TM), Adabas Fastpath(TM), and Adabas SQL Server(TM) are either registered trademarks or trademarks of SAG in the United States and/or other countries. Trade names and trademarks of other companies appearing in this report are the property of their respective owners. The duration of each of the registered trademarks is 10 years from their respective dates of registration and the duration of each of the common law trademarks is perpetual. The trademarks are an integral part of the Company's product identification.

Employees

  As of January 31, 2000, the Company had approximately 850 employees. None of the Company's employees are represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

  As previously reported in Forms 8-K filed with the Securities and Exchange Commission, Dale E. Williams was appointed Vice President and Chief Financial Officer of the Company effective January 31, 2000, replacing Harry McCreery who will retire from the Company. In addition, Timothy L. Hill, Vice President Marketing and International Operations, resigned from the Company effective February 25, 2000.

Environmental Matters

  The Company does not expect compliance with Federal, state and local provisions relating to the protection of the environment to have a material effect on capital expenditures, earnings or the Company's competitive position. Presently, there are no material expenditures anticipated for environmental control facilities for 2000 or the near future.

Backlog

  The Company believes that backlog is not a meaningful indicator of future business prospects due to the relatively short period of time between acceptance of an order and delivery and the portion of revenue related to its service and support business. As of December 31, 1999, the Company does not have a material backlog, and the majority of this backlog will be filled by December 31, 2000.


ITEM 2.    Properties.

  The Company's executive offices, principal marketing, research and development and data center facilities are located in approximately 173,000 square feet of space in a three building campus that the Company leases in Reston, Virginia. The Company also leases approximately 10,000 square feet of space for use as a print shop and materials distribution center in Dulles, Virginia. The Company's customer service and support center is located in approximately 86,000 square feet that the Company leases in Highlands Ranch, Colorado. The Company also leases approximately 7,000 square feet of space for research and development in Rochester, New York. The Company currently sublets approximately 18,000 and 15,000 square feet of the Reston and Highlands Ranch locations, respectively.

  The Company's subsidiary in Mexico leases sales offices of approximately 15,000 square feet in Mexico City and Monterrey, Mexico. In addition, the Company leases product sales and professional services branch offices of approximately 37,000 square feet in the following cities in Canada: Calgary, Cambridge, Edmonton, Montreal, Ottawa and Toronto. The Company also leases approximately 6,000 square feet for research and development in Cambridge, Canada.

  The Company leases product sales and professional services branch offices in:
Irvine and Sacramento, California; Detroit, Michigan; Atlanta, Georgia; Chicago, Illinois; Burlington, Massachusetts; Bloomington, Minnesota; Fort Lee, New Jersey; Plymouth Meeting, Pennsylvania; Dallas, Texas; Bellevue, Washington and Reston, Virginia in the United States.

  The Company believes that its facilities are adequate for its current needs and that suitable space will be available as needed to accommodate the expansion of the Company's operations.


ITEM 3. Legal Proceedings.

  In addition to the legal proceedings and litigation arising in the ordinary course of business, the Company is involved in a class action shareholders lawsuit. The Company, certain of its directors and executive officers and the Company's principal shareholder have been named as defendants in purported class action lawsuits filed on April 8, April 14 and April 16, 1999 (two complaints were filed on April 16) and May 20 and May 27, 1999 in the United States District Court for the Eastern District of Virginia, alleging violations of the federal securities laws. Civil action number 99-496-A was filed by Lucian B. Cox, III, et. al.; civil action number 99-544-A was filed by Gerry Dela Pena, et. al.; civil action number 99-527-A was filed by Katherine K. Piven, et. al.; civil action number 99-545-A was filed by Adele Brody, et. al.; civil action number 99-721-A was filed by Caroline Teitelbaum, et. al.; and civil action number 99-751-A was filed by Harold Smith, et. al. In general, the lawsuits claim, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's Common Stock at artificially inflated prices while in possession of material non-public information. Plaintiffs seek recission or compensatory damages with interest, attorneys and expert witness fees, other costs and other relief awarded at the discretion of the Court. On July 19, 1999, the shareholder class action lawsuits were consolidated and an amended complaint, civil action number 99-496-A, "In re: Software AG Systems, Inc. Securities Litigation," was filed. On August 18, 1999, the Company filed a motion to dismiss the consolidated and amended shareholder class action lawsuit. The motion to dismiss was denied on October 1, 1999. Fact discovery closed December 31, 1999. The class was certified on January 28, 2000. The trial is currently scheduled for May 15, 2000. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. The Company believes that the allegations in the lawsuit are without merit and intends to vigorously defend the charges. However, there are no assurances that the resolution of the lawsuit may not materially adversely affect the Company's financial condition or results of operations.

  The Company is involved in various other claims and legal proceedings of a nature considered normal to its business, primarily relating to product and contract performance issues, and employee termination matters. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they will have a material adverse affect on the Company's financial position or results of operations.


ITEM 4. Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock

  The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol AGS. The following table sets forth the quarterly high and low prices as reported by the NYSE composite transactions for 1999 and 1998.

                                                                    1999                              1998
                                                      ------------------------------    ------------------------------
     Quarters ended,                                        High            Low               High            Low
     ---------------                                  ------------------------------    ------------------------------
     March 31, .......................................      $18.38        $ 8.38             $27.25         $11.13
     June 30, ........................................       13.44          4.75              33.00          22.50
     September 30, ...................................       14.63         10.25              32.00          15.88
     December 31, ....................................       24.88         10.00              20.75          11.88

Dividends

  The Company did not pay any cash dividends in 1999, 1998 or 1997 and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Holders of Record

  The Company had approximately 150 stockholders of record and 5,900 beneficial stockholders of its Common Stock at March 24, 2000.


ITEM 6. Selected Consolidated Financial Data.

  The consolidated statement of operations data set forth below for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the consolidated balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the consolidated financial statements, which statements have been audited by KPMG LLP, independent certified public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The historical financial data set forth below for the periods ended, or as of the dates prior to, March 31, 1997 reflect the results of operations and balance sheet data of the Company prior to the Recapitalization (as defined in the Management's Discussion and Analysis of Financial Condition and Results of Operations) in March 1997 when the Company was a wholly owned subsidiary of Software AG, a German software company, and is captioned as "Predecessor". The historical financial information subsequent to March 31, 1997 reflects the results of operations and balance sheet data subsequent to the Recapitalization in March 1997 and is captioned as "Successor".

                                                                                                 Combined
                                                    Successor                    Predecessor        (1)           Predecessor
                                        -----------------------------------     -------------    --------     ----------------------
                                                                   Nine             Three
                                           Year         Year      months           months
                                          ended        ended       ended            ended
                                         Dec. 31,     Dec. 31,    Dec. 31,         Mar. 31,        Years ended December 31,
                                                                                              ------------------------------------
                                          1999         1998         1997            1997        1997           1996         1995
                                        ---------    ---------    ---------     ------------- ----------    ----------   ---------
                                                                    (in thousands, except per share data)
Consolidated Statement of
  Operations Data:
Software license fees................   $  64,974   $  94,899     $  56,796   |  $  7,341      $  64,137     $  52,163   $  52,061
Maintenance fees.....................      82,958      83,817        55,337   |    17,352         72,689        69,702      65,307
Professional services fees...........      65,351      70,273        34,450   |     9,948         44,398        34,975      35,194
                                        ---------   ---------     ---------   |  --------      ---------     ---------   ---------
  Total revenues.....................     213,283     248,989       146,583   |    34,641        181,224       156,840     152,562
Gross profit.........................     119,375     142,771        77,857   |    17,127         94,984        83,869      81,239
Operating expenses before                  96,966     100,690                 |
  write-off..........................                                59,354   |    15,817         75,171        78,588      78,051
Write-off of acquired in-process                                              |
  research and development costs(2)..          --          --         6,051   |        --          6,051            --          --
Income from operations...............      22,409      42,081        12,452   |     1,310         13,762         5,281       3,188
Net income                              $  17,075   $  27,710     $   5,338   |  $  1,373      $   6,711     $   6,209   $   3,326
                                        =========   =========     =========   |  ========      =========     =========   =========
Net income per common share (3)......   $    0.57   $    0.93     $    0.21   |  $   0.06      $    0.27     $    0.23   $    0.12
                                        =========   =========     =========   |  ========      =========     =========   =========
Net income per common share -                                                 |
  assuming dilution (3)..............   $    0.55   $    0.87     $    0.20   |  $   0.05      $    0.25     $    0.21   $    0.11
                                        =========   =========     =========   |  ========      =========     =========   =========
Dividends............................   $      --   $      --     $      --   |  $     --      $      --     $   9,000   $   1,700
                                        =========   =========     =========   |  ========      =========     =========   =========

                                                       Successor                          Predecessor
                                                ------------------------           ----------------------
                                                                     December 31,
                                                ---------------------------------------------------------
                                                   1999        1998       1997         1996       1995
                                                ---------   ---------   ---------   ---------   ---------
Consolidated Balance Sheet Data:                                     (in thousands)
Working capital (deficit)....................   $  66,554   $  85,946   $  62,052 | $  30,421   $  (2,465)
Total assets.................................     230,744     253,765     201,737 |   158,088     125,612
Long-term debt, less current maturities......         680         635         --- |        --          --
Total stockholders' equity...................     119,455     127,908      89,818 |    29,808      32,599

-------------------------
(1) Reflects combined data for the three months ended March 31, 1997 (prior to the Recapitalization) and for the nine months ended December 31, 1997 (subsequent to the Recapitalization).

(2) The write-off of acquired in-process research and development costs for the year ended December 31, 1997 relates to the Company's acquisition of R.D. Nickel. See Note 4 of Notes to Consolidated Financial Statements for further detail. Before deducting the nonrecurring write-off for this period, income from operations was $19.8 million, net income was $12.8 million and basic and diluted earnings per share for net income was $0.51 and $0.48, respectively.

(3) In accordance with the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") issued by the Financial Accounting Standards Board, the Company adopted SFAS No. 128 during 1997. For all periods presented prior to 1997, the Company retroactively adopted SFAS No. 128 for calculating and presenting the earnings per share. See Notes 1 and 16 of Notes to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company undertakes no obligation to update the information contained in this Item 7.

Overview

  SAGA SYSTEMS, Inc., together with its subsidiaries (collectively, the "Company") is an enterprise software solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's products are used, among other things, to build, enhance and integrate mission critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems and inventory management systems. To complement its products, the Company has a suite of comprehensive professional services offerings. The Company has over 26 years of experience in addressing the needs of organizations with complex enterprise level computing environments.

  In February 1981, SAGA SYSTEMS, Inc. was incorporated and established as a holding company for SAGA SOFTWARE, Inc. (formerly known as Software AG Americas,
Inc.), which has been in operation since 1973.   Prior to March 31, 1997, SAGA
SYSTEMS, Inc. was a wholly owned subsidiary of Software AG, a German software company ("SAG"). As is more fully described in Note 2 of Notes to Consolidated Financial Statements, on March 31, 1997, the Company consummated a recapitalization pursuant to which the senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the Company's then outstanding common stock, par value $0.01 per share ("Common Stock") ("Recapitalization"). Then the Company and certain stockholders consummated an initial public offering in November 1997 and a secondary offering in May 1998. At December 31, 1999, SAG and Thayer owned approximately 10% and 38% of the Company, respectively. In May 1999, the Company's name was changed from Software AG Systems, Inc. to SAGA SYSTEMS, Inc.

  Since its inception in 1973, SAGA SOFTWARE, Inc. has primarily licensed and serviced products of SAG, both directly and indirectly in North America, South America, Japan and Israel (collectively, the "Territory") through various licensing agreements with SAG. The most recent licensing arrangement with SAG was renegotiated by the Company in September 1999 ("Cooperation Agreement"). This most recent licensing arrangement allows the Company to sell and market Company owned products worldwide, including the Territory. See Note 3 of Notes to Consolidated Financial Statements for further details on the renegotiated licensing agreement.

  Effective June 9, 1999, the Company acquired 100% of the issued and outstanding stock of Blue Lobster Software, Inc. ("Blue Lobster"), a privately-owned enterprise software development company based in San Jose, California for approximately $12.0 million. Blue Lobster has a development team located in Rochester, New York, which has already been employed toward further enhancement of the Company's e-business integration product suite, Sagavista. In addition, effective September 30, 1997, the Company acquired R.D. Nickel and Associates, Inc. ("R.D. Nickel"), a software company based in Ontario, Canada, for approximately $10.1 million. R.D. Nickel developed, licensed and supported a family of application development products and served as the exclusive distributor of the Company's products in Canada prior to the acquisition. Both of these acquisitions were accounted for using the purchase method of accounting for business combinations. See Note 4 of the Notes to Consolidated Financial Statements for details on these acquisitions.

  The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and e-business integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. E-business integration products include EntireX, a family of integration products and Sagavista, the Company's new e-business product suite, which was generally released in September 1999.

  The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and e-business integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed products.

  The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and e-business integration products, and through educational services. The Company's professional services offerings include consulting, software integration, system implementation, large project management and year 2000 analysis and remediation. The services are delivered on either a time and material basis or a fixed price basis.

  The Company offers its products and professional services to certain customers under Enterprise License Agreements ("ELAs"). ELAs are typically long-term contracts of three to five years, which include software products, maintenance support and professional services. Revenues from software licenses sold as part of an ELA are recognized as revenue when such products are shipped. Revenue from maintenance support and professional services are recognized as provided.

  As of January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-
9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defer certain portions of SOP 97-2 until the Company's fiscal year 2000. Management of the Company believes that the impact of adopting the provisions of SOP 97-2 that become effective during the fiscal year 2000 will result in application of the "residual method" (as defined in SOP 98-9) in the accounting for certain products of the Company. Application of the residual method may result in a significant decrease in product revenues and a significant increase in maintenance revenues. However, the amount of impact on future financial statements is not reasonably estimable at this time.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Companies can apply the accounting and disclosure requirements of SAB No. 101 retrospectively, or may report a change in accounting principle no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. We do not expect the application of SAB No. 101 to have a material impact on our financial statements.


                             Results of Operations

Years ended December 31, 1999 and 1998

Revenues

  Total Revenues. The Company's total revenues were $213.3 million and $249.0 million in 1999 and 1998, respectively, representing a decrease of 14%. This decrease in total revenues was primarily due to a decrease in software license fees as described below.

  Software License Fees. Software license fees were $65.0 million and $94.9 million in 1999 and 1998, respectively, representing a decrease of 32%. The decline in the software license fees in 1999 from 1998 was partly attributable to two large orders aggregating approximately $12.3 million in 1998. There were no comparable large orders in 1999. Excluding these large orders from 1998, the software license fees would have decreased $17.6 million or 21% compared to 1998. Management believes that this decrease in software license fees was attributable to customers' decisions to either postpone or cutback on new orders until such customers address their own internal year 2000 concerns. As such, the average ELA contract value declined in 1999 compared to 1998. Excluding the two large contracts from 1998, there were 52 ELAs in 1999 with software license fees of $21.8 million compared to the 52 ELAs with software license fees of $29.0 million in 1998. This decrease in software license fees was somewhat offset by Sagavista sales totaling approximately $2.2 million since its general release in September 1999. Growth in revenue in 2000 is dependent, in part, on increased demand in 2000 for the Company's new e-business integration product suite, Sagavista. If this demand is less than anticipated, the Company's results of operations could be materially adversely affected.

  Maintenance Fees. Maintenance fees were $83.0 million and $83.8 million in 1999 and 1998, respectively, representing a slight decrease of 1%.

  Professional Services Fees. Professional services fees were $65.4 million and $70.3 million in 1999 and 1998, respectively, representing a decrease of 7%. This decrease was primarily attributable to the decrease in the revenue generated from the Company's year 2000 professional services program which began in 1997. The year 2000 related professional services revenue decreased to $15.9 million in 1999 from $29.3 million in 1998. This decline in the year 2000 professional services revenue was positively offset by the increase in revenue from the traditional core professional services offerings, such as application development and engineering consulting services. Management anticipates revenues from the traditional core professional services offerings to continue to increase in 2000, however, revenues from year 2000 professional services are expected to be virtually non-existent after 1999.

Cost of Revenues

  Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $15.1 million and $23.3 million in 1999 and 1998, respectively, representing 23% and 25% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in software license revenue. The slight percentage decrease was primarily due to the shift in the mix of products sold between third party owned and company owned products. Third party products have royalty rates that generally vary from 24% to 40% of software license fees and there are no royalty expenses on sales of company owned products.

  Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $27.7 million and $30.0 million in 1999 and 1998, respectively, representing 33% and 36% of maintenance fees for each respective period. The decreases in both the dollar amount and the percentage were primarily attributable to improved utilization and efficiency of existing support personnel and a shift in the mix of products sold between third party owned and company owned products.

  Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $51.1 million and $52.8 million in 1999 and 1998, respectively, representing 78% and 75% of professional services fees for each respective period. The decrease in the dollar amount was primarily due to a decrease in professional services revenue. The increase in percentage was primarily due to the costs incurred relating to the transition of resources from the year 2000 service offerings into e-business integration related service offerings during the second half of 1999 as the demand for the year 2000 professional services declined in 1999.

Operating Expenses

  Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $10.2 million and $5.5 million in 1999 and 1998, respectively. This increase was primarily due to expenses incurred in the development of Sagavista and adapters, the Company's new e-business integration product suite. Sagavista became available for general release on September 29, 1999. Additionally, the total number of developers has increased to 82 in 1999 from 54 in 1998 in support of the development of Sagavista and adapters. The Company is continuing to enhance the core Sagavista product and build additional adapters and expects the software product development expenses to increase in 2000.

  Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, proposal writing, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $45.7 million and $47.6 million in 1999 and 1998, respectively, representing 21% and 19% of total revenues for each respective period. The decrease in dollar amount was attributable to a decrease in sales commissions as a result of a decrease in the software license revenues in 1999 compared to 1998. The decrease in sales and marketing expenses was also attributable to the fact that the sales and marketing expenses in 1998 included costs relating to several new marketing programs and events, including a major trade show and symposiums. Similar costs were incurred in 1999 but not to the magnitude of those incurred in 1998. The increase in the percentage was primarily due to the disproportionate decrease in the total revenues in 1999 compared to the decrease in sales and marketing expenses from 1998. The Company anticipates that sales and marketing expenses will increase in 2000 in connection with ongoing marketing support for Sagavista.

  Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, amortization expenses, accounting and legal expenses. Administrative and general expenses were $41.1 million and $47.6 million in 1999 and 1998, respectively, representing each 19% of total revenues for both respective periods. This decrease in dollar amount was attributable, in part, to a reduction in company-wide bonus expenses, which was based on the Company's financial performance. The decrease in administrative and general expenses was also attributable, in part, to a reduction in bad debt reserve during the fourth quarter of 1999 of approximately $1.6 million as a result of a lower accounts receivable balance and an overall improvement of aging of accounts receivable as of December 31, 1999 compared to December 31, 1998.

Other

  Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short-term investments, long-term customer contracts carried by the Company and miscellaneous income. Other income and expense, net, was $5.5 million and $4.0 million in 1999 and 1998, respectively. This increase was attributable to an increase in interest earned on cash, cash equivalents, short-term investments and long-term customer contracts as a result of increases in average balances in 1999 compared to 1998.

  Income Tax Provision. The income tax provision was $10.8 million and $18.4 million in 1999 and 1998, respectively, resulting in effective tax rates of 38.7% and 39.9%, respectively.

Years ended December 31, 1998 and 1997

Revenues

  Total Revenues. The Company's total revenues were $249.0 million and $181.2 million in 1998 and 1997, respectively, representing an increase of 37%. This increase in total revenues was due to increases in all three business areas as discussed below.

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

  Maintenance Fees. Maintenance fees were $83.8 million and $72.7 million in 1998 and 1997, respectively, representing an increase of 15%. This increase was primarily attributable to expansion of the installed base due to increased software license sales in 1998. The increase was also attributable to the incremental revenue recorded since the R.D. Nickel acquisition in September 1997.

  Professional Services Fees. Professional services fees were $70.3 million and $44.4 million in 1998 and 1997, respectively, representing an increase of 58%. This increase was primarily attributable to the increase in the revenue generated from the Company's year 2000 program, which began in 1997. The year 2000 program revenue increased to $29.3 million in 1998 from $6.6 million in 1997.

Cost of Revenues

  Software License. Software license costs were $23.3 million and $19.9 million in 1998 and 1997, respectively, representing 25% and 31% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in sales volume. The percentage decrease was primarily due to the shift in the mix of third party products sold, including those developed by SAG. The royalty rates on third party products generally vary from 24% to 40%. The decrease in the percentage was also attributable to an increase in the sale of the Company owned products compared to the prior year.

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

Operating Expenses

  Software Product Development. Software product development costs were $5.5 million and $1.1 million in 1998 and 1997, respectively. The increase was primarily due to expenses incurred in support of the Company's product in development, Sagavista, during this period. The total number of developers increased to 54 in 1998 from 8 in 1997.

  Sales and Marketing. Sales and marketing expenses were $47.6 million and $38.3 million in 1998 and 1997, respectively, representing 19% and 21% of total revenues for each respective period. The increased dollar amount was mainly attributable to several new marketing programs implemented in 1998 combined with increased commissions associated with higher revenues compared to the prior year. Additionally, the increase in the dollar amount was due to the incremental sales and marketing expenses recorded since the R.D. Nickel acquisition in September 1997. The decrease in percentage was primarily due to a higher percentage increase in revenue than the percentage increase in sales and marketing expenses over the prior year.

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

                                                                          Three months ended,
                                                        ------------------------------------------------------
                                                          Mar. 31,       June 30,      Sept. 30,      Dec. 31,
                                                            1999           1999          1999           1999
                                                        -----------    ----------    -----------    ----------
                                                                    (in thousands, except per share data)
Revenue.....................................             $  53,606      $  55,938     $   51,768    $   51,971
Gross profit................................                28,457         30,973         29,676        30,269
Net income..................................                 5,414          5,108          3,961         2,592
Net income per share........................                  0.18           0.17           0.13          0.09
Net income per share-assuming dilution......             $    0.17      $    0.16     $     0.13    $     0.09


                                                                               Three months ended,
                                                         -------------------------------------------------------------
                                                             Mar. 31,        June 30,       Sept. 30,         Dec. 31,
                                                              1998            1998            1998             1998
                                                         ------------    ------------    ------------     ------------
                                                                      (in thousands, except per share data)
Revenue..............................................    $     55,863    $     60,352    $     62,923     $     69,851
Gross profit.........................................          31,635          36,211          35,041           39,884
Net income...........................................           5,390           6,145           6,823            9,352
Net income per share.................................            0.18            0.21            0.23             0.31
Net income per share-assuming dilution..........         $       0.17    $       0.19    $       0.21     $       0.29

  The Company's results of operations have historically fluctuated on a quarterly basis and although future results are uncertain, they are expected to be subject to quarterly fluctuations in the future. Historically, although not true for every year, the Company's software license fees have tended to increase through each successive quarter of the year, with software license fees in the first quarter of a year being lower than those in the immediately preceding fourth quarter of the prior year. Third quarter results have been favorably affected by increased end of the year spending by the Company's government customers. Fourth quarter results benefit from those customers who operate on a calendar year basis, combined with the Company's sales compensation plans which include incentives for achieving annual targets. In addition, the signing of a large contract in one quarter may not be replicated in any subsequent quarter.

  Software license costs have varied from period to period and can be expected to fluctuate in the future primarily due to shifts in the mix of products sold since royalty rates on third party products generally vary from 24% to 40% and there are no royalty obligations on the sale of Company owned products.

  Although past results may not be indicative of future results, maintenance fees generally have not fluctuated on a quarterly basis to the same degree as software license revenue due to the large percentage of maintenance fees generated from renewals of annual maintenance contracts which are recognized ratably over the contract period.

  Revenues from professional services are influenced by the number of personnel providing such services, the utilization rates of such personnel and the number of billable days in a quarter. Other factors being equal, a quarter ending December 31 will generally reflect lower professional services revenues than other quarters due to the relatively large number of holidays falling in that quarter. In addition, the completion or commencement of significant professional services projects may affect the revenues from professional services in a particular quarter.

  Historically, sales and marketing expenses have varied from quarter to quarter in absolute dollar terms and as a percentage of revenues, as a result of the size and timing of marketing programs. A significant portion of marketing program costs are variable in nature and subject to management discretion as to their timing and amount. The Company expects that sales and marketing expenses as a percentage of total revenue will increase due to various new marketing programs initiated for the marketing of its new e-business integration product suite, Sagavista.

  The Company's quarterly operating results may continue to fluctuate due to numerous factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements by the Company or its competitors, changes in the mix of products and services sold by the Company and in the mix of sales by distribution channels, commencement or conclusion of significant service contracts, timing of any acquisitions and associated costs, the size, timing and terms of customer orders, including delays in significant orders, changes in pricing policies by the Company or its competitors, the timing of collection of accounts receivable, changes in foreign currency exchange rates, increased competition from existing and new competitors and competitive conditions in the industry and general economic conditions. The Company's expenses are generally fixed and do not vary significantly in the short term with revenues. As a result, operating and net income in a given quarter may be disproportionately affected by a reduction in revenues.

Liquidity and Capital Resources

  The Company has financed its operations principally through cash flow from operating activities. However, the Company has periodically sold long-term customer receivable contracts in order to meet its short-term cash needs. In recent years, the Company sold long-term customer receivable contracts in order to meet obligations to SAG, to buy back the Company's stocks from SAG in connection with the Recapitalization and to fund the R.D. Nickel acquisition in 1997. Net cash provided by operating activities was $18.6 million, $21.8 million and $13.3 million for 1999, 1998 and 1997, respectively, primarily from net income for each respective period and the net proceeds from sales of accounts receivable in the amount of $18.1 million and $24.3 million for 1998 and 1997, respectively.

  Investing activities used net cash of $17.5 million, $14.4 million and $33.2 million during 1999, 1998 and 1997, respectively, primarily to fund the acquisition of Blue Lobster in 1999, to purchase short-term investments in 1999 and 1998, to purchase the Cooperation Agreement from SAG and to acquire R.D. Nickel in 1997, as well as to fund capital expenditures for each respective period.

  During 1999, financing activities used net cash of $28.1 million, primarily for the repurchase of Common Stock, pursuant to a stock repurchase program, which commenced in June 1999. For 1998 and 1997, financing activities provided net cash of $2.7 million and $44.6 million, respectively, primarily from the proceeds from stock options exercised and stock sold under the Employee Stock Purchase Plan in 1998, and the sale of the Company's Common Stock from the initial public offering in 1997.

  The Company had $48.2 million and $70.9 million in cash, cash equivalents and short-term investments as of December 31, 1999 and 1998, respectively. The decrease in cash, cash equivalents and short-term investments was primarily the result of the Company's use of cash to fund the acquisition of Blue Lobster for approximately $12.0 million in June 1999 (see Note 4 of the Notes to Consolidated Financial Statements) and the Company's repurchase, pursuant to the stock repurchase program, of 2,414,600 shares of Common Stock as of December 31, 1999 for approximately $29.7 million (see Note 12 of the Notes to Consolidated Financial Statements). The decrease in cash, cash equivalents and short-term investments was offset by the net cash provided by the operating activities of $18.6 million in 1999.

  The Company currently has relationships with two third parties whereby the Company may sell long-term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of December 31, 1999 and 1998, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $7.3 million and $24.7 million, respectively. The sale of accounts receivable which occurred in 1998 does not carry the recourse provision. The Company's accounts receivable days sales outstanding at December 31, 1999 and 1998 were 65 and 64, respectively.

  The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

  As fully described in Note 11 of the Notes to Consolidated Financial Statements, on October 15, 1999, the Company entered into a revolving credit agreement, which provides an unsecured revolving credit loan in the aggregate principal amount of up to $25.0 million ("Revolving Credit Agreement"). The funds under the Revolving Credit Agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding any stock repurchase programs. The commitments made under the Revolving Credit Agreement expire November

1, 2002. The Company has agreed to pay commitment fees of 0.125% per annum on the unused commitment amount on a quarterly basis. The Company has not borrowed any funds under the Revolving Credit Agreement as of December 31, 1999.

  Capital expenditures will be necessary in order for the Company to expand its distribution channels internationally. Currently, the Company intends to open one branch office in western Europe in late 2000. There can be no assurance that the Company's operating income and/or capital resources will be adequate to support the opening of additional offices, expand its distribution channels, or support its international business operations. In addition, there can be no assurance that even if the Company does open additional offices, expand its distribution channels or expand its international business operations, that any of the foregoing efforts will ultimately prove successful.

  The Company believes that its existing cash balances, short-term investments, funds generated from operations, funds available under the Revolving Credit Agreement and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no significant capital commitments or planned expenditures as of December 31, 1999. The Company believes that inflation did not have a material effect on its results of operations in 1999.

Year 2000 Compliance

  As of March 20, 2000, the Company has not experienced any significant year 2000 related problems for its internal hardware and software systems. Also, the Company is not aware of any material problems related to the year 2000 with respect to its products sold and remediation services provided prior to the year 2000. However, there can be no assurances that the Company will not encounter any year 2000 related problems in the future which may have a material adverse effect on the Company's business, financial condition and results of operations. See "Year 2000 Compliance" in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 1999.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

  Foreign Currency. The Company's international distributors primarily report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to SAG under the Cooperation Agreement are in U.S. dollars. The Company's Mexican operations commenced in 1996 and represented approximately 3% of total revenues each in 1999, 1998 and 1997, respectively. With the acquisition of R.D. Nickel, the Company began direct sales in Canada effective October 1, 1997. Revenues from this source were approximately 7% and 5% of the total revenues in 1999 and 1998, respectively, and 4% of total revenues in the fourth quarter of 1997. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

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

   Interest Rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments that are highly liquid short-term investments with relatively short average maturities. These instruments include high grade corporate and United States government debt securities and money market funds, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The carrying value of these instruments held at December 31, 1999 was $14.5 million, which approximates the fair value.

  The Company also maintains depository relationships with several banks in the United States, Canada and Mexico. The majority of these cash balances represent operating balances only. At times, the Company's cash deposits may exceed federally insured limits and the Company invests excess cash in highly liquid short-term investments as indicated above.

  Many of the Company's short-term investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's short-term investments in fixed rates declines. The Company attempts to mitigate risk by investing its cash in instruments with short maturities and holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal. The Company's management believes its depository accounts or short-term investments are not exposed to any significant market risk.

ITEM 8.   Consolidated Financial Statements and Supplementary Data


                         INDEPENDENT AUDITORS' REPORT

Board of Directors
SAGA SYSTEMS, Inc.:

  We have audited the accompanying consolidated balance sheets of SAGA SYSTEMS, Inc. (formerly known as Software AG Systems, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and the period from April 1, 1997 to December 31, 1997 (Successor periods), and the consolidated statements of operations, stockholders' equity and cash flows of SAGA SYSTEMS, Inc. and subsidiaries (a wholly owned subsidiary of Software AG, a German software company) (Predecessor), for the period from January 1, 1997 to March 31, 1997 (Predecessor periods). In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of SAGA SYSTEMS, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the Successor periods, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of SAGA SYSTEMS, Inc. and subsidiaries (a wholly owned subsidiary of Software AG, a German software company) for the Predecessor periods, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, effective April 1, 1997, SAGA SYSTEMS, Inc. consummated a Recapitalization under which a majority of the Company's common stock changed control. The change in control of the Company's common stock was accounted for as a purchase business combination. As a result of the Recapitalization, the consolidated financial information for the periods after the Recapitalization is presented on a different cost basis than that for the periods before the Recapitalization and, therefore, is not comparable.


                                                                        KPMG LLP

Washington, D.C.
February 1, 2000

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                       -------------------------
                                                                                           1999          1998
                                                                                       -----------   -----------
                                                                                             (in thousands)
Assets
Current:
    Cash and cash equivalents.....................................................      $    33,701    $    60,298
    Short-term investments........................................................           14,500         10,600
    Accounts receivable:
      Invoiced and currently due..................................................           36,486         50,110
      Advanced billings on maintenance............................................            9,355         11,899
      Unbilled services...........................................................            1,792          8,771
      Installment.................................................................           42,672         32,016
      Other.......................................................................            2,131          1,231
      Less: allowance for doubtful accounts.......................................           (2,884)        (5,042)
                                                                                      -------------    -----------
         Total accounts receivable................................................           89,552         98,985

    Prepaid expenses..............................................................            3,186          2,265
    Current portion of deferred income taxes......................................            2,175          5,392
    Other current assets..........................................................              939          1,855
                                                                                      -------------    -----------
         Total current assets.....................................................          144,053        179,395

Installment accounts receivable, net of current portion...........................           35,510          30,248
Goodwill and other intangible assets, net of accumulated amortization.............           22,674           9,720
Cooperation agreement, net of accumulated amortization............................           17,037          19,387
Property, equipment and leasehold improvements, net of accumulated depreciation
  and amortization................................................................            8,423          10,176
Purchased software costs, net of accumulated amortization.........................              861             ---
Deferred income taxes.............................................................              883           4,136
Other assets......................................................................            1,303             703
                                                                                      -------------    ------------
         Total assets.............................................................      $   230,744    $    253,765
                                                                                      =============    ============

         See accompanying notes to consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                           -------------------------
                                                                                              1999          1998
                                                                                           -----------   -----------
                                                                                        (in thousands, except share data)
Liabilities and Stockholders' Equity
Current:
    Current portion of long-term obligations........................................       $     649        $     478
    Accounts payable................................................................           6,640            9,675
    Accrued payroll and employee benefits...........................................           6,044           12,181
    Payable to SAG..................................................................           8,427           10,884
    Income taxes payable............................................................           1,376            3,991
    Other current liabilities.......................................................           6,481            7,912
    Current portion of deferred revenues, net of deferred royalties of $12,507 in
      1999 and $12,683 in 1998......................................................          47,882           48,328
                                                                                        ------------     ------------
          Total current liabilities.................................................          77,499           93,449

Long-term obligations, net of current portion.......................................             680              635
Deferred revenues, net of deferred royalties of $8,626 in 1999 and $9,966 in
      1998..........................................................................          33,110           31,773
                                                                                        ------------     ------------
          Total liabilities.........................................................         111,289          125,857

Commitments and contingencies
Stockholders' equity:
    Common stock ($0.01 par value; 75,000,000 shares authorized;  30,882,422 shares
      issued in 1999; 30,516,946 shares issued and outstanding in 1998).............             309              305
    Additional paid-in capital......................................................          98,936           95,474
    Retained earnings...............................................................          50,123           33,048
    Accumulated other comprehensive income..........................................            (225)            (919)
                                                                                        ------------     ------------
                                                                                             149,143          127,908
    Treasury stock, at cost, 2,414,600 shares in 1999 and no shares in 1998.........         (29,688)             ---
                                                                                        ------------     ------------
         Total stockholders' equity.................................................         119,455          127,908
                                                                                        ------------     ------------
         Total liabilities and stockholders' equity.................................       $ 230,744        $ 253,765
                                                                                        ============     ============

         See accompanying notes to consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Successor                        Predecessor
                                                        ----------------------------------------------      -------------
                                                            Year            Year          Nine months        Three months
                                                            ended          ended             ended              ended
                                                          Dec. 31,        Dec. 31,          Dec. 31,           Mar. 31,
                                                            1999            1998              1997               1997
                                                        -----------     -----------        -----------       -------------
                                                                (in thousands, except per share dollar amounts)
Revenues:
   Software license fees...........................     $   64,974      $    94,899        $    56,796   |    $      7,341
   Maintenance fees................................         82,958           83,817             55,337   |          17,352
   Professional services fees......................         65,351           70,273             34,450   |           9,948
                                                        ----------      -----------        -----------   |    ------------
      Total revenues...............................        213,283          248,989            146,583   |          34,641
                                                        ----------      -----------        -----------   |    ------------
Cost of revenues:                                                                                        |
   Software license................................         15,115           23,329             17,811   |           2,098
   Maintenance.....................................         27,677           30,042             22,559   |           6,205
   Professional services...........................         51,116           52,847             28,356   |           9,211
                                                        ----------      -----------        -----------   |    ------------
      Total cost of revenues.......................         93,908          106,218             68,726   |          17,514
                                                        ----------      -----------        -----------   |    ------------
Gross profit.......................................        119,375          142,771             77,857   |          17,127
                                                        ----------      -----------        -----------   |    ------------
Operating expenses:                                                                                      |
   Software product development....................         10,157            5,492              1,093   |             ---
   Sales and marketing.............................         45,698           47,635             31,003   |           7,317
   Administrative and general......................         41,111           47,563             27,258   |           8,500
   Write-off of acquired in-process R&D costs......            ---              ---              6,051   |             ---
                                                        ----------      -----------      -------------   |    ------------
      Total operating expenses.....................         96,966          100,690             65,405   |          15,817
                                                        ----------      -----------      -------------   |    ------------
Income from operations.............................         22,409           42,081             12,452   |           1,310
   Other income and expense, net...................          5,451            4,003              1,017   |             978
                                                        ----------      -----------      -------------   |    ------------
Income before income taxes.........................         27,860           46,084             13,469   |           2,288
   Income tax provision............................         10,785           18,374              8,131   |             915
                                                        ----------      -----------      -------------   |    ------------
Net income.........................................         17,075           27,710              5,338   |           1,373
Other comprehensive income (loss):                                                                       |
   Foreign currency translation adjustments........            694             (919)               ---   |             ---
                                                        ----------      -----------      -------------   |    ------------
Comprehensive income...............................     $   17,769      $    26,791      $       5,338   |    $      1,373
                                                        ==========      ===========      =============   |    ============
Net income per common share........................     $     0.57      $      0.93      $        0.21   |    $       0.06
                                                        ==========      ===========      =============   |    ============
Net income per common share-assuming dilution......     $     0.55      $      0.87      $        0.20   |    $       0.05
                                                        ==========      ===========      =============   |    ============
Shares used in computing net income per common                                                           |
share:                                                                                                   |
   Net income per common share.....................         29,864           29,950             25,119   |          24,338
   Net income per common share-assuming dilution...         31,131           31,864             26,685   |          25,894

         See accompanying notes to consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Common Stock                                   Accumulated
                                     $0.01 par value      Additional                    Other                      Total
                                 -----------------------    Paid-in       Retained  Comprehensive    Treasury    Stockholders'
Predecessor:                       Shares      Amount       Capital       Earnings      Income         Stock        Equity
                                 ----------  -----------  -----------   -----------  -------------  -----------  ------------
                                                                      (in thousands)
Balances at December 31, 1996...      27,500    $     275    $  11,877    $  17,656   $        --    $       --     $  29,808

Net income......................          --           --           --        1,373            --            --         1,373
                                   ---------    ---------    ---------    ---------   -----------    ----------     ---------
Balances at March 31, 1997......      27,500    $     275    $  11,877    $  19,029   $        --    $       --     $  31,181
                                   =========    =========    =========    =========   ===========    ==========     =========

-----------------------------------------------------------------------------------------------------------------------------

Successor:

Initial capitalization..........      27,500    $     275    $  37,108    $      --   $        --    $      (32)    $  37,351
Amortization of deferred
  compensation expense..........          --           --          323           --            --            --           323
Net proceeds from Initial Public
  offering......................       5,178           52       46,754           --            --            --        46,806
Net income......................          --           --           --        5,338            --            --         5,338
                                   ---------    ---------    ---------    ---------   -----------    ----------     ---------
Balances at December 31, 1997...      32,678          327       84,185        5,338            --           (32)       89,818

Retirement of treasury stock....      (3,163)         (32)          --           --            --            32            --
Amortization of deferred
  compensation expense..........          --           --          776           --            --            --           776
Stock options exercised.........         933            9        2,260           --            --            --         2,269
Costs incurred relating to public
  Offering......................          --           --         (371)          --            --            --          (371)
Stock issued through Employee
     Stock Purchase Plan........          69            1        1,112           --            --            --         1,113
Tax benefit on stock options
     exercised..................          --           --        7,512           --            --            --         7,512
Net income .....................          --           --           --       27,710            --            --        27,710
Foreign currency
translation adjustment .........          --           --           --           --          (919)           --          (919)
                                   ---------    ---------    ---------    ---------   -----------    ----------     ---------
Balances at December 31, 1998...      30,517          305       95,474       33,048          (919)           --       127,908

Amortization of deferred
  compensation expense..........          --           --          502           --            --            --           502
Stock options exercised.........         171            2          293           --            --            --           295
Stock issued through Employee
     Stock Purchase Plan........         194            2        1,859           --            --            --         1,861
Stock repurchased...............          --           --           --           --            --       (29,688)      (29,688)
Tax benefit on stock options
     exercised..................          --           --          808           --            --            --           808
Net income......................          --           --           --       17,075            --            --        17,075
Foreign currency translation
     adjustment.................          --           --           --           --           694            --           694
                                   ---------    ---------    ---------    ---------   -----------    ----------     ---------
Balances at December 31, 1999...      30,882    $     309    $  98,936    $  50,123   $      (225)   $  (29,688)    $ 119,455
                                   =========    =========    =========    =========   ===========    ==========     =========

         See accompanying notes to consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Successor                      Predecessor
                                                                        -----------------------------------------   ---------------
                                                                             Year         Year          Nine            Three
                                                                             ended        ended      months ended     months ended
                                                                           Dec. 31,      Dec. 31,      Dec. 31,        Mar. 31,
                                                                             1999          1998          1997            1997
                                                                        -------------  ------------  ------------   ---------------
Cash flows from operating activities:                                                    (in thousands)
  Net income.........................................................   $    17,075    $ 27,710      $  5,338    |  $    1,373
  Adjustments to reconcile net income to net cash provided by                                                    |
    operating activities:                                                                                        |
      Depreciation and amortization..................................         9,150       7,992         6,205    |         941
      Loss (gain) on disposal of property and equipment..............            72         236            (5)   |          --
      Deferred income taxes..........................................         3,546        (463)       (3,041)   |      (1,143)
      Deferred gain..................................................            --          --            --    |         (36)
      Net proceeds from sales of accounts receivable.................            --      18,119        24,314    |          --
      Write-off of acquired in-process R&D costs.....................            --          --         6,051    |          --
      Write-off of long-term investment..............................            --         848         1,529    |          --
      Amortization of deferred compensation expense..................           502         776           323    |          --
      Change in:                                                                                                 |
        Accounts receivable, excluding net proceeds from sales.......         4,527     (54,434)      (43,074)   |      10,996
        Prepaid expenses.............................................          (417)       (899)        4,313    |      (3,894)
        Other current and long-term assets...........................           316         947        (2,988)   |       3,083
        Accounts payable.............................................        (4,529)      1,285           779    |         673
        Accrued payroll and employee benefits .......................        (6,164)      2,037         2,059    |      (3,632)
        Payable to SAG...............................................        (2,457)        834        (1,336)   |       6,265
        Other current liabilities....................................        (1,741)     (1,766)         (558)   |        (927)
        Income taxes payable.........................................        (1,836)      9,768        (1,542)   |        (568)
        Deferred revenues, net.......................................           604       8,825         4,476    |      (2,705)
                                                                        -----------    --------      --------    |  ----------
            Net cash provided by operating activities................        18,648      21,815         2,843    |      10,426
                                                                        -----------    --------      --------    |  ----------
Cash flows from investing activities                                                                             |
  Additions to property, equipment and leasehold improvements........        (1,477)     (3,817)       (4,084)   |        (208)
  Purchase of short-term investments.................................       (12,535)    (10,600)           --    |          --
  Proceeds from sales of short-term investments......................         8,600          --            --    |          --
  Proceeds from sales of property and equipment......................             4          35             2    |          --
  Purchase of Cooperation Agreement..................................            --          --       (22,612)   |          --
  Acquisition, net of cash received..................................       (12,092)         --        (6,325)   |          --
                                                                        -----------    --------      --------    |  ----------
            Net cash used in investing activities....................       (17,500)    (14,382)      (33,019)   |        (208)
                                                                        -----------    --------      --------    |  ----------
Cash flows from financing activities:                                                                            |
  Proceeds from stock options exercised .............................           295       2,269            --    |          --
  Proceeds from Employee Stock Purchase Plan ........................         1,861       1,113            --    |          --
  Expenses relating to public offerings .............................            --        (371)           --    |          --
  Payment made on capital leases ....................................          (518)       (286)           --    |          --
  Net proceeds from Initial Public Offering .........................            --        --          46,806    |          --
  Repurchase of common stock ........................................       (29,688)       --         (33,919)   |          --
  Issuance of common stock ..........................................            --        --          31,727    |          --
                                                                        -----------    --------      --------    |  ----------
            Net cash provided by (used in) financing activities......       (28,050)      2,725        44,614    |          --
                                                                        -----------    --------      --------    |  ----------
Effect of exchange rate changes on cash and cash equivalents ........           305        (289)           --    |          --
Net increase in cash and cash equivalents ...........................       (26,597)      9,869        14,438    |      10,218
Cash and cash equivalents, beginning ................................        60,298      50,429        35,991    |      25,773
                                                                        -----------    --------      --------    |  ----------
Cash and cash equivalents, ending ...................................   $    33,701    $ 60,298      $ 50,429    |  $   35,991
                                                                        ===========    ========      ========    |  ==========
Non-cash investing and financing activity:                                                                       |
  Tax benefit on stock options exercised.............................   $       808    $  7,512      $     --    |  $       --
  Acquired capital lease assets and software.........................         1,941       1,195            --    |          --
Supplemental disclosures:                                                                                        |
  Interest paid......................................................   $       117    $    128      $     14    |  $       --
  Income taxes paid, net of refunds..................................         7,401       9,547        11,056    |       3,630

                    See accompanying notes to consolidated

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Description of Operations and Summary of Significant Accounting Policies

Reporting Entity and Principles of Consolidation

     Prior to March 31, 1997, SAGA SYSTEMS, Inc. (formerly known as Software AG Systems, Inc.) and subsidiaries (the "Company") was a wholly owned subsidiary of Software AG, a German software company ("SAG"). As is more fully described in
Note 2, on March 31, 1997, the Company consummated a recapitalization pursuant to which the senior management of the Company and Thayer Equity Investors III, L.P. ("Thayer") acquired approximately 89% of the Company's then outstanding common stock, par value $0.01 per share ("Common Stock") ("Recapitalization"). The Company and certain stockholders consummated an initial public offering in November 1997 and a secondary offering in May 1998.

     The consolidated financial statements include the accounts of SAGA SYSTEMS, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions between the Company and its wholly owned subsidiaries have been eliminated.

Description of Operations

     The Company is an enterprise solutions company that provides robust software products and related professional services to large organizations with complex computing requirements. The Company's products are used to build, enhance and integrate mission critical applications that require reliability, scalability and security, such as customer billing systems, financial accounting systems and inventory management systems. The Company also has comprehensive professional services offerings, including consulting, software integration, systems implementation and large project management services. The Company markets and sells the Company owned products and related services through direct and indirect channels worldwide. With third party owned products, the Company markets and sells through direct and indirect channels in North America, South America, Japan and Israel. The Company operates in one reportable segment, enterprise solutions, that provides software and related professional services.

Financial Statement Presentation

     The historical financial information set forth in these consolidated financial statements for the periods ended, or as of the dates prior to March 31, 1997 reflect the results of operations of the Company prior to the Recapitalization when the Company was a wholly owned subsidiary of SAG and is captioned as "Predecessor." The historical financial information subsequent to March 31, 1997 reflects the consolidated financial position and results of operations subsequent to the Recapitalization and is captioned as "Successor." As a result of the Recapitalization, the consolidated financial information for the periods after the Recapitalization is presented on a different cost basis than that for the periods before the Recapitalization and, therefore, is not comparable.

Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents. Cash equivalents generally consist of commercial paper and institutional money market funds.

Short-Term Investments

     The Company's short-term marketable debt securities at December 31, 1999 and 1998 have been categorized as available-for-sale and are carried at carrying value, which approximates fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity until realized. All of the Company's investment holdings have been classified in the consolidated balance sheet as current assets, as they are available to be used for current operations.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to credit risk include accounts receivable, cash, cash equivalents and short-term investments. For the installment accounts receivable that are sold, the Company continues to service the receivables sold, including invoicing and collection. In addition, the Company remains contingently liable under the recourse provisions associated with the installment accounts receivable sold prior to 1998. Management believes that credit risk related to the Company's accounts receivable is limited due to a large number of customers in differing industries and geographic areas. The Company does not require collateral for accounts receivable. Historically, the Company has not experienced significant losses on accounts receivable, including the installment accounts receivables sold, except in isolated situations. The Company maintains depository relationships with several banks. At times, the Company's cash deposits may exceed federally insured limits. The Company invests excess cash in highly liquid short-term investments, such as high grade corporate and United States government debt securities and commercial paper. The Company has not experienced any losses in its depository accounts or short-term investments and management believes that the Company is not exposed to significant credit risks.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price over fair market value of net assets acquired and has been recorded in conjunction with the Blue Lobster Software, Inc. ("Blue Lobster") acquisition in June 1999, the R.D. Nickel and Associates, Inc. ("R.D. Nickel") acquisition in September 1997 and the Recapitalization in March 1997. Goodwill is being amortized on a straight-line basis over the expected periods to be benefited, between seven and ten years. Other intangible assets consist of acquired intellectual property and a favorable contract resulting from the Blue Lobster acquisition and are being amortized on a straight-line basis over seven years and one year, respectively.

Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are recorded at cost. Computer equipment and software are depreciated on a straight-line basis over three years. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of the respective lease term or estimated useful asset lives. Furniture and other equipment are depreciated on a straight-line basis over five years.

Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Based on the Company's development cycle, technological feasibility is established upon the completion of a working model.

     The Company expenses costs incurred related to the development of its products. For products where technological feasibility has been reached, software purchased to be used in the development of those products has been capitalized. Such costs amounted to $861,000 of purchased software costs as of December 31, 1999.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

Capitalized purchased software is recorded at the lower of cost or net realizable value and is being amortized over the estimated useful life of three years beginning at the point in which the product becomes available for general release to customers. None of the products for which these costs were capitalized were available for general release at December 31, 1999. Therefore, there was no amortization expense.

Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its long-lived assets, including goodwill and other intangible assets by determining whether the remaining carrying amount of the assets can be recovered through undiscounted future operating cash flows. If such assets are considered to be impaired, the amount of impairment is measured based on projected discounted future operating cash flows. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

Revenue Recognition

     As of January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-
9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 defer certain portion of SOP 97-2 until the Company's fiscal year 2000. Management of the Company believes that the impact of adopting the provisions of SOP 97-2 that become effective during the fiscal year 2000 will result in application of the "residual method" (as defined in SOP 98-9) in the accounting for certain products of the Company. Application of the residual method may result in a significant decrease in product revenues and a significant increase in maintenance revenues. However, the amount of impact on future financial statements is not reasonably estimable at this time.

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

Advertising Costs

     The Company expenses all advertising costs as period costs when incurred. Advertising expense was $1,724,000, $1,976,000 and $329,000 in 1999, 1998 and
1997, respectively.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

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

Foreign Currency Translation

     The local currencies of the Company's foreign subsidiaries are the functional currencies. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates, and the resulting translation gains and losses are included as an adjustment to stockholders' equity. Revenue and expense accounts of these operations are translated at monthly average exchange rates prevailing during the year. Foreign currency adjustments are disclosed as a separate component of stockholders' equity and comprehensive income.

Comprehensive Income (Loss)

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") as of January 1, 1998. SFAS No. 130 establishes standards for the reporting of comprehensive income (loss) and its components in the financial statements. This statement requires only additional disclosures in the consolidated financial statements, and does not affect the Company's financial position or results of operations. The Company's comprehensive income (loss) includes net income and foreign currency translation adjustments. The Company has not recorded the foreign currency translation net of an income tax benefit, since management does not believe that it is probable that the Company will ultimately realize the benefit.

Net Income per Common Share

     The Company reports earnings per share under SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share. Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potential common stock.

Stock Option Plan

     The Company accounts for issuance of stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense would be recorded only if the current market price of the underlying stock on the date of the grant exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Transfers and Servicing of Financial Assets

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES
prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from those transfers that are secured borrowings.

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

Reclassifications

     Certain amounts in 1997 and 1998 have been reclassified to conform to the 1999 presentation.

(2)  Recapitalization of the Company

     On March 31, 1997, the Company consummated the Recapitalization under which the Company repurchased from its former parent, SAG, 24,750,000 shares of common stock and sold 21,450,000 shares of Common Stock to Thayer and certain of the Company's senior managers for approximately $31,500,000. As a result of this change in control, the acquisition by Thayer and such managers was accounted for as a purchase business combination, and as such the fair value of the Company's assets and liabilities was recorded as of April 1, 1997.

     Prior to the consummation of the Recapitalization, the Company entered into a perpetual cooperation agreement, dated March 31, 1997 ("Original Cooperation Agreement") with SAG that terminated and superseded the license agreement dated January 1, 1995. As consideration for the Original Cooperation Agreement, the Company paid SAG approximately $22,600,000.

     In connection with the Recapitalization, the determination of fair value allocated to the identifiable assets and liabilities of the Company has been made by management based on the nature of the assets and liabilities acquired, and general economic factors. Based on this allocation, the fair value of the Original Cooperation Agreement to the Company has been recorded at $23,500,000, based on an independent appraisal. The amortization period for the value of the Original Cooperation Agreement is ten years. The Company recorded these remaining assets and liabilities at book value, which approximate the fair value at the date of the acquisition. Based on allocation of the purchase price to the net assets and liabilities, an excess of purchase price over net assets acquired (goodwill) of $6,402,000 was recorded. Such goodwill is being amortized on a straight-line basis over ten years. Accumulated amortization on the goodwill was $1,761,000 and $1,120,000, respectively, at December 31, 1999 and 1998.

(3)  Cooperation Agreement

     On September 30, 1999, the Company amended and restated the Original Cooperation Agreement. The amended Original Cooperation Agreement will be referred to hereinafter as the "Cooperation Agreement." The Cooperation Agreement allows, among other things, the Company and SAG to expand their respective distribution channels. The Cooperation Agreement removes certain distribution exclusivity provisions, which were part of the Original Cooperation Agreement, allowing both companies to sell new products in geographic territories that were previously restricted to the other.

     The Original Cooperation Agreement, among other things, provided (i) the Company the exclusive and perpetual right to license and service in North America, South America, Japan and Israel (collectively, the "Territory") both existing and future products developed or acquired by SAG and (ii) SAG the exclusive and perpetual right to license and service outside the Territory both existing and future products developed or acquired by the Company.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

   Under the Cooperation Agreement, the Company has retained, with the exception of the Company's Construct product, the exclusive right to license and service on a worldwide basis the products that it develops or acquires. Additionally, the Company retained the exclusive and perpetual right to license and service the core SAG product lines, including Adabas, Natural and the existing core Entire family products, but exclusive of EntireX, to current Company customers in the United States, Canada and Mexico ("North America"). The Company also retained the exclusive right to license and service EntireX in North America, except under certain circumstances, to current Company customers through June 2000, and a non-exclusive right to license and service EntireX in North America after June 2000. In addition, excluding North America, the Company retained the exclusive and perpetual right to license and service all current and future SAG products within the Territory.

   The Company has non-exclusive and perpetual rights under the Cooperation Agreement to license and service the SAG products Bolero and Tamino, as well as SAG's future database and software development tools, if any, to current Company customers in North America. The Company also has non-exclusive rights to license and service certain new SAG products other than the core SAG products, the EntireX, Bolero and Tamino products and future database and software development tools to current Company customers in North America. This right terminates on December 31, 2005, although it may continue under certain circumstances. In addition, the Company has the non-exclusive and perpetual right to license and service the core SAG product lines, including Adabas, Natural and the existing core products in the Entire family, including EntireX, to new Company customers in North America.

   The Company has no rights to license or service new SAG products to new SAGA customers in North America.

   Under the Cooperation Agreement, SAG has the non-exclusive, perpetual right to license the Company's Construct products outside of the Territory. SAG has no right to license any other Company product anywhere else in the world.

   Under the Original Cooperation Agreement, each of the Company and SAG had to pay the other 24% of the net revenues derived from licenses granted. This 24% royalty rate was fixed for 20 years. Except under certain circumstances, the Company's minimum annual royalty payment to SAG under the Original Cooperation Agreement through the year 2000 was required to equal at least $21.0 million.

   Under the Cooperation Agreement, each of the Company and SAG must still pay the other 24% of the net revenues derived from the distribution of the other party's products and the provision of maintenance within the Territory, in the case of the Company, and outside of the Territory, in the case of SAG. This royalty rate shall be effective through the year 2017 and thereafter unless the parties agree otherwise. Additional payments may be made by the Company if the Company grants certain discounts.

   Except under certain circumstances, the Company's minimum annual royalty payment to SAG under the Cooperation Agreement, must equal at least $21.0 million for year 1999, $23.0 million for each of years 2000, 2001 and 2002, $21.0 million for year 2003, $20.0 million for year 2004 and $17.0 million for year 2005. The Company made royalty payments of $32,408,000, $39,601,000 and $29,278,000 to SAG in 1999, 1998 and 1997, respectively.

   Management of the Company believes that the amendments to the Original Cooperation Agreement did not impair its carrying value nor impact its remaining useful life. As a result, no adjustment to the carrying value of the Original Cooperation Agreement has been reflected in these financial statements as a result of the amendments. The accumulated amortization on the Cooperation Agreement at December 31, 1999 and 1998 was $6,463,000 and $4,113,000,
respectively. Amortization expense on the Cooperation Agreement for the years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997 was $2,350,000, $2,350,000 and $1,763,000, respectively.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(4)  Acquisitions

     Effective June 9, 1999, the Company acquired 100% of the issued and outstanding stock of a privately-owned enterprise software development company based in San Jose, California, Blue Lobster, for approximately $12,000,000. The acquisition was funded through cash on hand.

     The acquisition was accounted for using the purchase method of accounting and the operating results of the acquired business have been included in the consolidated financial statements since the acquisition date. The purchase price has been allocated based on estimated fair values at the date of acquisition. Of the total purchase price, $11,844,000 was allocated to acquired intellectual property rights and an assembled workforce, $500,000 to a favorable contract, $1,814,000 to a deferred tax asset, $4,738,000 to deferred tax liability and $344,000 of other liabilities assumed. The excess of the purchase price over net assets acquired of $2,924,000 represented goodwill. The acquired intellectual property rights, assembled workforce and the goodwill are being amortized over their estimated useful lives of seven years. The favorable contract is being amortized over one year. At December 31, 1999, the accumulated amortization of the goodwill and other acquired intangible assets was $237,000 and $1,133,000, respectively.

     On September 30, 1997, the Company acquired 100% of the issued and outstanding shares of the common stock of R.D. Nickel. R.D. Nickel now operates as SAGA SOFTWARE (CANADA) Inc. ("SAGA CANADA"). R.D. Nickel, located in Ontario, Canada, was a software company that had a family of application development products and had been the exclusive distributor of SAG's products in Canada since 1973. The transaction was accounted for using the purchase method of accounting for a business combination. The aggregate purchase price of Cdn$14,000,000 (US$10,130,000) was funded through a cash payment of Cdn$7,000,000 (US$5,065,000) and a note payable of Cdn$7,000,000 (US$5,065,000).
The note payable was paid in November 1997 with the proceeds from the initial public offering in November 1997.

     In connection with the transaction, the Company recorded a $6,051,000 non-recurring charge against earnings for in-process research and development costs. The remaining excess purchase price of Cdn$6,944,000 (US$4,960,000) represented goodwill on SAGA CANADA's books. The related amortization period for the goodwill is ten years. At December 31, 1999 and 1998, accumulated amortization on the goodwill was approximately Cdn$1,567,000 (US$1,085,000) and Cdn$873,000 (US$570,000), respectively.

     The Company accounted for the acquisition effective September 30, 1997, and as such, the operating results of R.D. Nickel have been consolidated with the Company's operating results as of October 1, 1997.

     Neither the Blue Lobster acquisition nor the R.D. Nickel acquisition was determined to be significant to the operations or financial position of the Company; accordingly, pro forma financial information has not been presented.

(5)  Short-Term Investments

     The following is a summary of the carrying value of available-for-sale securities held by the Company:

                                                                                        Dec. 31,          Dec. 31,
                                                                                          1999              1998
                                                                                     -------------     ------------
                                                                                              (in thousands)
       Commercial paper.........................................................       $   1,500       $     5,100
       Debt securities..........................................................          13,000             5,500
                                                                                      ----------       -----------
                                                                                       $  14,500       $    10,600
                                                                                     ===========       ===========

     The carrying value of these securities approximates fair market value. As such, there were no unrealized holding gains or losses for the years ended December 31, 1999 and 1998. There were no realized gains and losses for the years ended December 31, 1999, 1998 and 1997. Short-term investments are comprised of fixed rate securities with contractual maturities that are less than 24 months.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(6)  Accounts Receivable

     Total current and non-current accounts receivable (including installment accounts receivable) consist of the following:

                                                                                       Dec. 31,          Dec. 31,
                                                                                         1999              1998
                                                                                    -------------     -------------
                                                                                             (in thousands)
     Domestic...................................................................     $    115,831      $    120,262
     International..............................................................           12,115            14,013
     Less:  allowance for doubtful accounts.....................................            2,884             5,042
                                                                                    -------------     -------------
                                                                                     $    125,062      $    129,233
                                                                                     ============      ============

Installment Accounts Receivable

     Installment accounts receivable represent unbilled receivables from enterprise license agreements and other long-term and short-term contracts with deferred invoicing terms.

     Installment accounts receivable include:

                                                                                      Dec. 31,          Dec. 31,
                                                                                        1999              1998
                                                                                   -------------     -------------
                                                                                            (in thousands)
     Gross installment accounts receivable.................................        $      82,678     $      65,480
     Less: unearned interest...............................................                4,496             3,216
                                                                                   -------------     -------------
                                                                                          78,182            62,264
     Less: current portion.................................................               42,672            32,016
                                                                                   -------------     -------------
                                                                                   $      35,510     $      30,248
                                                                                   =============     =============

     The effective interest rate on the installment accounts receivable, net of related deferred revenues, at December 31, 1999 and 1998 was approximately 9%.

     At December 31, 1999, installment accounts receivable are scheduled to be invoiced as follows:

     Years ending December 31,                                                                          Amount
     -------------------------                                                                       -------------
                                                                                                     (in thousands)
     2000........................................................................................      $   45,040
     2001........................................................................................          22,855
     2002........................................................................................          10,690
     2003........................................................................................           4,093
                                                                                                       ----------
                                                                                                       $   82,678
                                                                                                       ==========

     In 1998 and 1997, the Company sold installment accounts receivable relating to certain enterprise license agreements and other long-term contracts to unrelated financing companies. The Company received net proceeds of $18,119,000 and $24,314,000 from sales of the installment accounts receivable in 1998 and 1997, respectively. The installment accounts receivable sold include those relating to software license fees, maintenance services, and professional consulting services. Under SFAS No. 125, the sales of the receivables during 1998 and 1997 have been reflected as a reduction of the accounts receivable. Under the terms of the agreements with the financing companies, the Company continues to service the receivables sold, including invoicing and collection, and makes payments to the financing companies under pre-determined amortization schedules based on the scheduled invoicing dates of the receivables sold. The Company has determined that there is no servicing asset or liability to record under SFAS No. 125 as a result of the sales. The amortization schedules provide rates of return to the financing companies ranging from 8.5% to 8.9%.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

     The agreements allow for substitution of contracts for early terminations and require the Company to repurchase contracts that cease to meet eligibility requirements, such as those contracts that become 90 days past due. At December 31, 1999 and 1998, the Company remained contingently liable under the recourse provisions for the installment accounts receivable sold prior to 1998 in the amount of $7,264,000 and $24,723,000, respectively. Management has determined that the fair value of the recourse liabilities on the sales are not material to the financial statements, and as a result, believes that the allowance for doubtful accounts is maintained at a level that is sufficient to cover potential losses under the recourse provisions on the receivables sold prior to 1998.

     Under the terms of the agreements, the Company is required to maintain specified amounts of net worth and cash availability, and a debt to equity ratio that does not exceed a specified amount. If the Company fails to maintain these specified amounts, the financing companies may assume the servicing rights on receivables sold. The Company is in compliance with the requirements as required by the agreements at December 31, 1999.

Unbilled Services

     Unbilled services relate primarily to long-term professional consulting services and custom application contracts accounted for using the percentage of completion method. Billings on these contracts generally are tied to achieving specific milestones.


     Unbilled services include:                              Dec. 31,         Dec. 31,
                                                               1999             1998
                                                           --------------   --------------
                                                                   (in thousands)
     Unbilled work in process.......................          $    1,240      $    10,777
     Retainage......................................                 552            1,409
                                                              ----------      -----------
                                                                   1,792           12,186
     Less: advance billings and prepayments.........                  --            3,415
                                                              ----------      -----------
                                                              $    1,792      $     8,771
                                                              ==========      ===========

(7)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets included in the accompanying balance sheets are summarized as follows:


                                                                 Dec. 31,         Dec. 31,
                                                                  1999             1998
                                                              --------------   --------------
                                                                     (in thousands)
     Goodwill.............................................      $    15,016       $    11,823
     Other intangible assets..............................           12,344                --
                                                                -----------       -----------
                                                                     27,360            11,823
     Less:  accumulated amortization......................            4,686             2,103
                                                                -----------       -----------
                                                                $    22,674       $     9,720
                                                                ===========       ===========

     As fully discribed in Note 4, the increase in goodwill and other intangible assets was a result of the Blue Lobster acquisition in June 1999. Amortization expense of goodwill and other intangible assets for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997 was $2,538,000, $1,159,000, $650,000 and $15,000,
respectively.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(8) Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements included in the accompanying balance sheets are summarized as follows:

                                                                     Dec. 31,         Dec. 31,
                                                                        1999            1998
                                                                   ------------     ------------
                                                                            (in thousands)
      Leasehold improvements ..................................     $   10,884        $   10,486
      Computer equipment and software .........................         10,669            16,834
      Furniture and other equipment ...........................          9,596             8,891
                                                                    ----------        ----------
                                                                        31,149            36,211
      Less: accumulated depreciation and amortization..........         22,726            26,035
                                                                    ----------        ----------
                                                                    $    8,423        $   10,176
                                                                    ==========        ==========

      Depreciation and amortization expense for property, equipment and leasehold improvements for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997 was $4,263,000 and $4,540,000, $2,952,000 and $896,000, respectively.

(9) Other Current Liabilities

    Other current liabilities are comprised of the following amounts:

                                                                       Dec. 31,          Dec. 31,
                                                                        1999              1998
                                                                    ------------      -----------
                                                                            (in thousands)
      Reserve for losses on long-term contracts................       $      250       $    2,427
      Other accrued expenses ..................................            6,231            5,485
                                                                      ----------       ----------
                                                                      $    6,481       $    7,912
                                                                      ==========       ==========

(10) Lease Commitments

      The Company leases certain computer and other equipment under agreements, which are classified as capital leases. Lease terms range between 36 months and 60 months. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                                       Dec. 31,        Dec. 31,
                                                                         1999            1998
                                                                      -----------      ----------
                                                                              (in thousands)
Computer equipment and software................................       $    1,556       $    1,512
Furniture and other equipment..................................              436               --
                                                                      ----------       ----------
                                                                           1,992             1,512
Less: accumulated amortization.................................              889               428
                                                                      ----------       -----------
                                                                      $    1,103       $     1,084
                                                                      ==========       ===========

     In addition, the Company leases office space and equipment under operating lease agreements that expire at various dates through 2015. Facility rent expense for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997 was $6,855,000, $6,658,000, $5,179,000 and $1,772,000, respectively. Rent expense includes the current year effect of determinable scheduled rent increases and initial rent abatement periods contained in certain of the Company's facility lease agreements. Equipment lease expense for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997 was $2,915,000, $2,002,000, $1,018,000 and $339,000, respectively.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

     Future minimum rent payments under the aforementioned leases, net of aggregate rents of $3,520,000 expected to be received from subleasing of a portion of the customer support facility and another facility, at December 31, 1999 are:


Years ending December 31,                          Capital Leases                  Operating Leases
-------------------------                          --------------     -------------------------------------------
                                                                        Facilities       Equipment       Total
                                                                      -------------     -----------    ----------
                                                                                       (in thousands)
2000.......................................         $        629      $       5,940     $     1,732    $     7,672
2001.......................................                  380              5,617             249          5,866
2002.......................................                   80              4,926              90          5,016
2003.......................................                   64              4,162              34          4,196
2004.......................................                   64              4,464              --          4,464
Thereafter.................................                   --             14,357              --         14,357
                                                    ------------      ------------      -----------    -----------
Total minimum lease payments...............                1,217      $     39,466      $     2,105    $    41,571
                                                                      ============      ===========    ===========
Less: amount representing interest.........                  141
                                                    ------------
Present value of net minimum lease payments                1,076
Less: current portion......................                  562
                                                    ------------
                                                    $        514
                                                    ============

     The Company's operating lease agreement for its customer support facility requires the Company to maintain minimum amounts of net worth and retained earnings. If the minimum amounts are not maintained, the Company will be required to post a $500,000 irrevocable letter of credit for each $2,000,000 shortfall, to be applied by the lessor in the event of default under the lease. At December 31, 1999, the Company is in compliance with the minimum net worth and retained earnings requirements.

(11)    Line of Credit

     On October 15, 1999, the Company entered into a three-year revolving credit loan agreement ("Revolving Credit Agreement"), which provides an unsecured recourse revolving credit loan for borrowing in the aggregate principal amount of up to $25.0 million. The funds available under the Revolving Credit Agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding stock repurchase programs. The commitments made under the Revolving Credit Agreement expire November 1, 2002. The Company has agreed to pay commitment fees of 0.125% per annum on the unused commitment amount on a quarterly basis.

     Under the Revolving Credit Agreement, financial covenants include minimum current ratio, maximum cash flow leverage ratio and no net losses for any two consecutive quarters, or at any fiscal year end. The Revolving Credit Agreement also contains other customary limitations and events of default, and the failure to comply with such limitations, or occurrence of any events of default, would prevent any further borrowings and would generally require the repayment of any outstanding borrowings under the Revolving Credit Agreement. The Company was in compliance with the financial covenants set forth in the Revolving Credit Agreement at December 31, 1999.

     Interest on borrowings under the Revolving Credit Agreement would be determined, at the Company's option, by either (a) a Eurodollar rate option or
(b) a base rate option. The Eurodollar rate option is a LIBO rate plus an applicable margin. The base rate option is the lender's prime rate plus an applicable margin. Applicable margin can vary according to the Company's cash flow leverage ratio. The Company has not borrowed any funds under the Revolving Credit Agreement as of December 31, 1999.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(12)   Treasury Stock

     On April 27, 1999, the Company commenced an offer to repurchase up to 6,000,000 shares of its Common Stock, at a price not greater than $8.00 per share nor less than $6.50 per share (the "Tender Offer"). The Tender Offer expired on May 25, 1999 and 200 shares of Common Stock were tendered at $8.00 per share. In addition, the Company incurred $160,000 of expenses relating to the Tender Offer, which were expensed as period costs. These expenses included printing fees, legal fees, depositary fees, information agent fees, filing fees and other miscellaneous expenses.

     On June 14, 1999, the Company announced that it would begin acquiring shares of its Common Stock in connection with a stock repurchase program ("Stock Repurchase Program"). At that time, the Stock Repurchase Program authorized the Company to repurchase up to 2,000,000 shares of its Common Stock from time to time on the open market starting on June 14, 1999 and to continue over an indefinite period. Then on September 29, 1999, the Company announced that it would repurchase up to an additional 2,000,000 shares of its Common Stock for an indefinite period. As of December 31, 1999, the Company has repurchased 2,414,400 shares of Common Stock under the Stock Repurchase Program at an aggregate cost of $29,687,000.

(13)   Transactions with Related Party

Royalties

     During the three months ended March 31, 1997, the Company and SAG operated under a license agreement whereby the Company was required to pay royalties of 24% of the net sales amounts for licenses of and technical services on SAG's products. For the three months ended March 31, 1997, royalty expense related to SAG's products was $5,683,000. Under this license agreement, SAG also paid 24% royalties to the Company on sales of the Company's products under the same terms. For the three months ended March 31, 1997, the Company received royalty revenues from SAG of $339,000.

     In connection with the Recapitalization (Note 2), the Company entered into the Original Cooperation Agreement in March 1997, which was subsequently amended in September 1999. Under both the Original Cooperation Agreement and the Cooperation Agreement, the Company paid $32,408,000, $39,601,000 and $23,595,000 of royalties to SAG for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997, respectively. SAG paid royalties of $437,000, $997,000 and $300,000 to the Company for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997, respectively.

Cost Reimbursements

     Under the terms of an Administrative Services Agreement ("ASA") between the Company and SAG, the Company has housed certain of SAG's product development and quality assurance personnel. SAG reimbursed the Company for the costs incurred related to such product development and quality assurance activities. All intellectual property resulting from this work was the sole property of SAG. The reimbursements from SAG were netted against costs incurred. Reimbursements for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997 were $10,125,000, $8,454,000,
$7,406,000 and $3,416,000, respectively. The ASA was terminated effective December 31, 1999. The Company does not expect to incur any additional costs under the ASA subsequent to March 31, 2000.

Notes Payable

     The payable to SAG of $8,427,000 and $10,884,000 at December 31, 1999 and 1998, respectively, includes royalties due under the Cooperation Agreement on sales of both product licenses and maintenance services, as well as net amounts due on other transactions between the Company and SAG. In accordance with the Cooperation Agreement, royalty payments are made 90 days after invoicing. Any payments resulting from other transactions between the Company and SAG are made monthly as expenses are incurred. These amounts are non-interest bearing.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(14)    Other Income and Expense, Net


     Other income and expense, net, on the consolidated statements of operations primarily consists of interest earned on cash, cash equivalent, short-term investments, long-term customer contracts carried by the Company and miscellaneous income. Interest income earned on cash, cash equivalent, short-term investments and long-term customer contracts was $4,432,000, $3,550,000, $728,000 and $779,000 for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997.


(15)    Income Taxes

     Income tax expense consisted of:

                                                                        Successor                     Predecessor
                                                        -------------------------------------------  --------------
                                                           Year            Year       Nine months    Three months
                                                           ended          ended          ended           ended
                                                         Dec. 31,        Dec. 31,       Dec. 31,       Mar. 31,
                                                           1999            1998           1997           1997
                                                        ------------   -------------  -------------  --------------
        Current expense:                                                    (in  thousands)
          Federal..............................          $      949     $    14,047    $     6,226 |  $      1,196
          State................................                  52           1,894          1,551 |           258
          Foreign..............................               6,431           2,896          3,395 |           604
                                                         ----------     -----------    ----------- |  ------------
                                                              7,432          18,837         11,172 |         2,058
                                                         ----------     -----------    ----------- |  ------------
        Deferred expense (benefit):                                                                |
          Federal..............................               3,398            (421)        (2,560)|          (959)
          State................................                 (45)            (42)          (481)|          (184)
                                                         ----------     -----------    ----------- |  ------------
                                                              3,353            (463)        (3,041)|        (1,143)
                                                         ----------     -----------    ----------- |  ------------
                                                         $   10,785     $    18,374    $     8,131 |  $        915
                                                         ==========     ===========    =========== |  ============

     Income tax expense for the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                                                        Successor                     Predecessor
                                                        -------------------------------------------  --------------
                                                           Year            Year       Nine months     Three months
                                                           ended           ended         ended           ended
                                                         Dec. 31,        Dec. 31,       Dec. 31,        Mar. 31,
                                                           1999            1998           1997            1997
                                                        ------------   -------------  -------------  -------------
                                                                              (in thousands)
     Computed "expected" tax expense..................   $    9,749     $    16,129    $     4,714 |   $       801
     Increase (reduction) in income taxes resulting                                                |
     from:                                                                                         |
        State income taxes, net of federal benefit....            5           1,204            696 |            48
        Expenses, principally meals and entertainment,                                             |
          not deductible.............................           294             262            209 |             6
        Amortization and write-off of intangibles....           598             369          2,439 |            49
        Other, net...................................           139             410             73 |            11
                                                         ----------     -----------    ----------- |   -----------
                                                         $   10,785     $    18,374    $     8,131 |   $       915
                                                         ==========     ===========    =========== |   ===========

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

     As of December 31, 1999, the Company had tax credit carryforwards of $2,719,000 and federal and state net operating loss carryforwards (tax effected) of $3,234,000. Of these amounts, $104,000 of the credit carryforwards and $1,746,000 of the net operating loss carryforwards were attributable to acquired tax benefits, which reduced goodwill related to the acquisition of Blue Lobster. These acquired benefits are subject to the ownership change limitations under
Section 382 of the Internal Revenue Code. The ownership change limitations generally limit the amount of acquired tax benefits that may be used on an annual basis. The tax credit carryforwards, if unused, will begin to expire in 2004. Likewise, unused net operating losses will begin to expire in 2011.

     The components of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                                  Dec. 31,       Dec. 31,
                                                                                    1999           1998
                                                                                ------------   ------------
                                                                                    (in thousands)
     Deferred tax assets arising from deductible temporary differences:
          Accrued compensation costs and other expenses..................        $    3,308     $    2,884
          Net operating loss and credit carryforwards....................             5,953             --
          Allowance for doubtful accounts................................             1,234          2,849
          Depreciation and amortization..................................             2,690          2,004
          Deferred gain..................................................               766          1,031
          Investments....................................................                --            956
                                                                                 ----------     ----------
                                                                                     13,951          9,724
     Deferred tax liabilities arising from taxable temporary differences:
          Leases of product licenses.....................................               168            196
          Acquired intangibles...........................................             4,423             --
          Net deferred royalties.........................................             6,302             --
                                                                                 ----------     ----------
                                                                                     10,893            196
                                                                                 ----------     ----------
     Net deferred income taxes...........................................             3,058          9,528
     Less: current portion, deferred tax assets..........................             2,175          5,392
                                                                                 ----------     ----------
     Non-current portion, deferred tax assets............................        $      883     $    4,136
                                                                                 ==========     ==========

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

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(16)   Net Income per Share

     The following is a reconciliation of the number of shares used in the earnings per share calculations:

                                                                       Successor                    Predecessor
                                                       -------------------------------------------  -------------
                                                          Year            Year       Nine months    Three months
                                                          ended           ended         ended          ended
                                                        Dec. 31,        Dec. 31,       Dec. 31,       Mar. 31,
                                                          1999            1998           1997           1997
                                                       ------------    ------------  -------------  -------------
                                                           (in thousands, except for per share dollar amounts)
Numerator:
     Net income...............................          $    17,075     $   27,710     $    5,338  |  $   1,373
                                                        ===========     ==========     ==========  |  =========
                                                                                                   |
Denominator:                                                                                       |
     Basic weighted average shares outstanding               29,864         29,950         25,119  |      24,338
     Effect of dilutive securities:                                                                |
        Stock options............................             1,267          1,914          1,566  |       1,556
                                                        -----------     ----------     ----------  |  ----------
Diluted weighted average shares outstanding...               31,131         31,864         26,685  |      25,894
                                                        ===========     ==========     ==========  |  ==========
EPS:                                                                                               |
     Net income per common share..............          $      0.57     $     0.93     $     0.21  |  $     0.06
     Net income per common share - assuming                                                        |
        dilution..............................          $      0.55     $     0.87     $     0.20  |  $     0.05

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

(17)  Retirement Plans

     The Company has a retirement plan covering substantially all of its employees. This plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company matches employee contributions and may make additional contributions based on the Company's profitability. For the years ended December 31, 1999 and 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997, the Company's matching (and total) contributions were $3,028,000, $2,391,000, $1,190,000 and $696,000, respectively.

     The Company also had deferred compensation agreements with certain key executives, which were fully paid out on January 1, 1999. Under these agreements, the executives were credited with annual pre-determined amounts and amounts based on bonuses received, and earned interest on the deferred amounts. Total deferrals were included in accrued payroll and employee benefits, net of any outstanding loans. Total deferrals were $1,755,000 (net of $363,000 loan balance) at December 31, 1998. The expense for these agreements was $450,000, $160,000 and $150,000 for the year ended December 31, 1998, the nine months ended December 31, 1997 and the three months ended March 31, 1997, respectively. There was no expense for the year ended December 31, 1999 as the liabilities under these agreements were fully paid out on January 1, 1999. To assist in the funding of these agreements, the Company has purchased corporate-owned life insurance policies on certain of these executives. However, these insurance policies were not redeemed at the time of the pay out on January 1, 1999 as the Company paid the liabilities with cash on hand. The cash surrender value of these policies, which is included in other assets, was approximately $700,000 at December 31, 1999 and 1998.

(18)  Stock Option Plan and Employee Stock Purchase Plan

     The Company adopted the SAGA SYSTEMS, Inc. 1997 Stock Option Plan (the "Stock Option Plan") on April 29, 1997. The Stock Option Plan currently permits a maximum of 6,875,000 shares of Common Stock to be issued pursuant to grants of stock options. The Board of Directors approved an amendment to the Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares to 8,875,000 shares. This amendment will be presented to the Company's stockholders for approval at the Company's Annual Meeting of Stockholders scheduled to be held on May 17, 2000. Unless sooner terminated by the Company's Board of Directors, the Stock Option Plan will terminate on April 11, 2007. Under the Stock Option Plan, options are granted with an exercise price that is equal to the fair market value of each share at the date of grant. All options issued generally have vesting periods of zero to four years from the grant date and expire after the seventh anniversary from the date of grant. At December 31, 1999 and 1998, 1,079,939 shares and 1,761,776 shares, respectively, were available for grant under the Stock Option Plan.

     Following is a summary of activity under the Stock Option Plan for the years ended December 31, 1999, 1998 and 1997:

                                             1999                           1998                       1997
                                 ----------------------------   ----------------------------  ------------------------
                                                    Weighted                      Weighted                   Weighted
                                                     average                      Average                     Average
                                                    exercise                      exercise                   Exercise
                                     Shares          price          Shares         price        Shares        Price
                                 -------------   ------------   --------------   -----------  ------------  ----------
Outstanding, January 1,..          4,179,964     $    6.97        5,043,225      $    5.02            --    $      --
Granted .................            880,250         12.39          450,500          19.50     5,069,900         4.66
Exercised ...............            171,144          1.72          933,260           2.43            --           --
Forfeited/Expired .......            198,413         11.12          380,501           7.27        26,675         2.90
                                 -------------   ------------   --------------   -----------  ------------  ---------
Outstanding, December 31,          4,690,657     $    8.00        4,179,964      $    6.97     5,043,225    $    5.02
                                 =============   ============   ==============   ===========  ============  =========

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

     The following table summarizes information about the Stock Option Plan at December 31, 1999:

                              Options Outstanding                                        Options Exercisable
  -----------------------------------------------------------------------------   ----------------------------------
                                           Weighted average
      Actual range of                          remaining          Weighted                             Weighted
    exercise prices in        Shares          contractual          average            Shares        average exercise
      150% increments      outstanding        life years       exercise price       exercisable          price
  ----------------------  ---------------  ------------------  ----------------   ----------------  ----------------
  $          1.47 - 1.47        1,906,829         4.3          $          1.47             918,127  $           1.47
            7.38 - 11.06        1,086,978         5.3                     9.56             598,916              9.64
           11.25 - 15.88        1,316,350         5.9                    12.70             642,649             12.13
           17.00 - 24.44          302,500         5.8                    18.55              44,672             18.22
           25.75 - 30.19           78,000         5.3                    26.00              20,250             25.99
  ----------------------  ---------------  ------------------  ----------------   ----------------  ----------------
  $         1.47 - 30.19        4,690,657         5.1          $          8.01           2,224,614  $           7.31
  ======================  ===============  ==================  ================   ================  ================

     At December 31, 1998 and 1997, there were 1,033,230 and 593,725 shares exercisable, respectively, with weighted average exercise price of $9.00 and $9.58, respectively.

     In 1998, the Company's Board of Directors and the shareholders approved a qualified employee stock purchase plan ("ESPP") and authorized the issuance of 1,500,000 shares of Common Stock, for purchase pursuant to the ESPP. The ESPP commenced on June 1, 1998. Under the terms of the ESPP, employees may contribute, through payroll deduction, up to 15% of eligible compensation to purchase stock with the limitation of $25,000 annually in fair market value of the shares. Employees may elect to withdraw from the ESPP at any time during the two separate offering periods which run from December to May and June to November and have their contributions for the period returned to them. Also, employees may elect to change the rate of contribution only once during the offering periods. The price at which employees may purchase shares is 85% of the lower of the fair market value of the stock at the beginning or end of the six-month offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code of 1986, as amended. Employees purchased 194,242 shares and 68,686 shares at weighted average prices of $9.56 and $16.20 in 1999 and 1998, respectively. At December 31, 1999 and 1998, 1,237,072 shares and 1,431,000 shares, respectively, are remaining for future issuance.

     The Company applies APB Opinion No. 25 in accounting for its stock options granted and stock issued through the ESPP, under which compensation cost is recognized to the extent that the fair value of the underlying stock exceeds the exercise price of the stock options granted or stock issued through the ESPP. Under SFAS No. 123, the Company is required to provide pro forma disclosure of the net income and earnings per share that would have resulted had the Company adopted the fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997:

                                                            Dec. 31,    Dec. 31,      Dec. 31,
                                                             1999         1998          1997
                                                         -----------  ------------  ------------
                                                           (in thousands, except per share data)
Net income - as reported .............................   $  17,075    $  27,710     $   5,338
Net income - pro forma ...............................      13,910       25,501         4,741
Earnings per share - as reported .....................       0.57         0.93          0.21
Earnings per share (assuming dilution) - as reported..       0.55         0.87          0.20
Earnings per share - pro forma .......................       0.47         0.85          0.19
Earnings per share (assuming dilution) - pro forma....       0.45         0.80          0.18

     For the above information, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of zero percent each; risk-free interest rate of 5.4%, 5.2% and 6.0%; expected volatility of 76.0%, 73.9% and 40.0%; and expected lives of
4.5 years, 4.5 years and 2 to 6 years, respectively. The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997 was $7.71, $11.90 and $1.97, respectively.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

     In addition, the fair value of each share of Common Stock purchased through the ESPP was estimated on the purchase date using the Black-Scholes pricing model with the following assumptions in 1999 and 1998: dividend yield of zero percent each; risk free interest rate of 4.8% and 5.3%; expected volatility of 76.0% and 73.9%; and expected lives of 0.5 years each, respectively. The weighted average fair value of stocks purchased through the ESPP during the years ended December 31, 1999 and 1998 was $5.07 and $8.31, respectively.

     The full impact of calculating cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of four years.

(19)  Geographic, Product and Services Revenue Information

     Net revenue, operating income, and identifiable assets by geographic area were as follows:

                                                                     Successor                       Predecessor
                                                    ---------------------------------------------   --------------
                                                        Year            Year        Nine months      Three monhs
                                                        ended          ended           ended            ended
                                                      Dec. 31,        Dec. 31,        Dec. 31,         Mar. 31,
                                                        1999            1998            1997             1997
                                                    --------------  -------------   -------------   --------------
Revenue:..........................................                            (in thousands)
  U.S. operations.................................    $ 171,628      $ 209,838        $ 116,378   |   $  30,424
  Canadian operations.............................       17,427         15,062            3,861   |          --
  Mexican operations..............................        6,346          6,209            4,507   |          --
  Other operations................................       21,843         25,845           23,329   |       4,217
  Intercompany elimination........................       (3,961)        (7,965)          (1,492)  |          --
                                                      ---------      ---------        ---------   |   ---------
     Total revenue................................    $ 213,283      $ 248,989        $ 146,583   |   $  34,641
                                                      =========      =========        =========   |   =========
Income (loss) from operations:                                                                    |
  U.S. operations.................................    $   4,505      $  25,109        $   5,956   |   $    (240)
  Canadian operations.............................        4,157          3,046           (5,129)  |          --
  Mexican operations..............................          504            (22)          (1,151)  |          --
  Other operations................... ............       11,740         13,766           12,776   |       1,550
  Intercompany elimination........................        1,503            182               --   |          --
                                                      ---------      ---------        ---------   |   ---------
    Total operating income........................    $  22,409      $  42,081        $  12,452   |   $   1,310
                                                      =========      =========        =========   |   =========
Identifiable assets (including long-lived assets):                                                |
  U.S. operations.................................    $ 225,188      $ 253,199        $ 193,503   |   $ 127,749
  Canadian operations.............................        7,494         11,158            9,143   |          --
  Mexican operations..............................        2,910            302            1,538   |          --
  Other operations................................           --             --               --   |          --
  Intercompany elimination........................       (4,848)       (10,894)          (2,447)  |          --
                                                      ---------      ---------        ---------   |   ---------
    Total identifiable assets.....................    $ 230,744      $ 253,765        $ 201,737   |   $ 127,749
                                                      =========      =========        =========   |   =========

     Canadian operations consist of one subsidiary, SAGA CANADA (formerly R.D. Nickel), which was acquired in September 1997. Mexican operations consist of one subsidiary located in Mexico. The Company's Mexican operations commenced in 1996 and operated as a branch office until it became a wholly owned subsidiary in May 1997. Other operations include royalty revenue from international distributors.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

       Royalty revenues from international distributors are as follows:

                                                                          Successor                     Predecessor
                                                        --------------------------------------------   ------------
                                                                                             Nine          Three
                                                             Year           Year            months        months
                                                            ended          ended            ended          ended
                                                           Dec. 31,       Dec. 31,         Dec. 31,       Mar. 31,
                                                             1999           1998             1997           1997
                                                        ------------   ------------     ------------   -------------
                                                                               (in thousands)
Brazil..............................................    $      9,000   $      7,777     $      7,500 | $       1,500
Japan...............................................           7,587         12,469           10,481 |           971
Canada..............................................             ---            ---            2,026 |           805
Other...............................................           5,256          5,599            3,322 |           941
                                                        ------------   ------------     ------------ | -------------
Total royalty revenues from international distributors  $     21,843   $     25,845     $     23,329 | $       4,217
                                                        ============   ============     ============ | =============

       Royalty revenues from international distributors included in software license fees and maintenance fees on the consolidated statements of operations were $16,232,000 and $5,611,000, respectively, for the year ended December 31, 1999; $18,696,000 and $7,149,000, respectively, for the year ended December 31, 1998; $16,105,000 and $7,224,000, respectively, for the nine months ended December 31, 1997; and $2,331,000 and $1,886,000, respectively, for the three months ended March 31, 1997. Royalties from Canada include royalties received from R.D. Nickel prior to the acquisition in September 1997.

       Sales and transfers between geographic areas are accounted for at prices which the Company believes are arm's length, and in accordance with the rules and regulations of the respective governing tax authorities.

       The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and e-business integration products. In 1999, 1998 and 1997, revenues from the sale of enterprise systems products (including year 2000 products) represented 82%, 84% and 81%, respectively, and revenues from sale of e-business integration products represented 18%, 16% and 19%, respectively, of the total software license fees.

       The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and e-business integration products and through educational services. The Company's professional services offerings include software integration, system implementation, large project management, year 2000 analysis and remediation and consulting. In 1999, 1998 and 1997, software integration, system implementation and large project management services contributed 59%, 44% and 64%, respectively; year 2000 analysis and remediation services contributed 24%, 42% and 15%, respectively; educational services contributed 4%, 4% and 7%, respectively; and consulting and other services contributed approximately 13%, 10% and 14%, respectively, of the total professional services revenue.

(20) Contingencies

       The Company, certain of its directors and executive officers and the Company's principal stockholder have been named as defendants in purported class action lawsuits filed on April 8, April 14 and April 16, 1999 (two complaints were filed on April 16) and May 20 and May 27, 1999 in the United States District Court for the Eastern District of Virginia, alleging violations of the federal securities laws. Civil action number 99-496-A was filed by Lucian B. Cox, III, et. al.; civil action number 99-544-A was filed by Gerry Dela Pena, et. al.; civil action number 99-527-A was filed by Katherine K. Piven, et. al.; civil action number 99-545-A was filed by Adele Brody, et. al.; civil action number 99-721-A was filed by Caroline Teitelbaum, et. al.; and civil action number 99-751-A was filed by Harold Smith, et. al. In general, the lawsuits claim, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's Common Stock at artificially inflated prices while in possession of material non-public information. Plaintiffs seek recission or compensatory damages with interest, attorneys and expert witness fees, other costs and other relief awarded at the discretion of the Court. On July 19, 1999, the shareholder class

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES
action lawsuits were consolidated and an amended complaint, civil action number 99-496-A, "In re: Software AG Systems, Inc. Securities Litigation," was filed. On August 18, 1999, the Company filed a motion to dismiss the consolidated and amended shareholder class action lawsuit. The motion to dismiss was denied on October 1, 1999. Fact discovery closed December 31, 1999. The class was certified on January 28, 2000. The trial is currently scheduled for May 15, 2000. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. The Company believes that the allegations in the lawsuit are without merit and intends to vigorously defend the charges. However, there are no assurances that the resolution of the lawsuit may not materially adversely affect the Company's financial condition or results of operations.


     The Company is involved in various other claims and legal proceedings of a nature considered normal to its business, primarily relating to product and contract performance issues, and employee termination matters. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they will have a material adverse affect on the Company's financial position or results of operations.

(21)   Quarterly Financial Data (Unaudited)

     Summarized financial data by quarters is as follows:


                                                                  Three months ended,
                                                   ----------------------------------------------------
                                                    Mar. 31,      June 30,     Sept. 30,     Dec. 31,
                                                      1999          1999          1999         1999
                                                   ------------  -----------  -----------   -----------
                                                           (in thousands, except per share data)
       Revenue ..............................      $    53,606   $    55,938  $    51,768   $    51,971
       Gross profit .........................           28,457        30,973       29,676        30,269
       Net income ...........................            5,414         5,108        3,961         2,592
       Net income per share .................             0.18          0.17         0.13          0.09
       Net income per share-assuming dilution      $      0.17   $      0.16  $      0.13   $      0.09

                                                                   Three months ended,
                                                   ----------------------------------------------------
                                                    Mar. 31,      June 30,     Sept. 30,     Dec. 31,
                                                      1998          1998         1998          1998
                                                   ------------  -----------  -----------   -----------
                                                          (in thousands, except per share data)
       Revenue ..............................      $    55,863   $    60,352  $    62,923   $    69,851
       Gross profit .........................           31,635        36,211       35,041        39,884
       Net income ...........................            5,390         6,145        6,823         9,352
       Net income per share .................             0.18          0.21         0.23          0.31
       Net income per share-assuming dilution      $      0.17   $      0.19  $      0.21   $      0.29

     Net income for the fourth quarter ended December 31, 1999 includes a reduction in bad debt reserve of approximately $1.6 million as a result of a lower accounts receivable balance and an overall improvement aging of accounts receivables as of December 31, 1999 compared to December 31, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information with respect to the directors and executive officers of the Company is set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 17, 2000 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers," which information is incorporated herein by reference. Information concerning compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such section is set forth in the Proxy Statement under the heading "Section 16 (a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.


Item 11. Executive Compensation.

  The information required by Item 11 is incorporated herein by reference from the Proxy Statement under the caption "Election of Directors." Information contained in the Proxy Statement under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated herein by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


Item 13.  Certain Relationships and Related Transactions.

  The information required by Item 13 is incorporated herein by reference from the Proxy Statement under the caption "Certain Relationships and Transactions."

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   The following consolidated financial statements are included in Part
          II, Item 8 of this report: Report of Independent Auditors Consolidated Balance Sheets - December 31, 1999 and 1998
          Consolidated Statements of Operations - For the years ended December
               31, 1999 and 1998, for the nine months ended December 31, 1997 and for the three months ended March 31, 1997.
          Consolidated Statements of Stockholders' Equity - For the years ended
               December 31, 1999 and 1998, for the nine months ended December 31, 1997 and for the three months ended March 31, 1997.
          Consolidated Statements of Cash Flows - For the years ended December
               31, 1999 and 1998, for the nine months ended December 31, 1997 and for the three months ended March 31, 1997.
          Supplementary Financial Information

     2. The following financial statement schedule is filed as a part of this Annual Report:
               Financial statement schedule covered by report of Independent
               Auditors: Schedule II - Valuation and Qualifying Accounts as of and for the three years in the period ended December 31, 1999.

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable.

     3.   Exhibits
          3.1 (1)   Second Amended and Restated Certificate of Incorporation of
                    the Registrant
          3.2 (2)   Third Amended and Restated Bylaws of the Registrant
          4  (1)    Specimen Common Stock Certificate of the Registrant
          10.1 (1)  Recapitalization Agreement among Software AG, Software AG
                    Systems, Inc., Thayer Equity Investors III, L.P. and
                    certain Managers of Software AG Systems, Inc. (dated as of
                    March 18, 1997)
          10.2 (1)  Cooperation Agreement between Software AG and Software AG
                    Americas, Inc. (dated as of March 31, 1997)
          10.2.1(5) Amended and Restated Cooperation Agreement among SAGA
                    SYSTEMS, Inc., SAGA
                    SOFTWARE, Inc. and Software AG (dated as of September 30,
                    1999)
          10.3 (1)  Memorandum of Understanding between Daniel F. Gillis and
                    Software AG Systems, Inc. (dated as of April 24, 1997) *
          10.4 (1)  Memorandum of Understanding between Harry K. McCreery and
                    Software AG Americas, Inc. (dated as of December 16, 1996) *
          10.5 (3)  Softwarre AG Systems, Inc. 1997 Stock Option Plan, as
                    amended *
          10.6 (4)  Software AG Systems, Inc. Employee Stock Purchase Plan, as
                    amended *
          10.7(1)   Management and Consulting Agreement between TC Management
                    LLC and Software AG Americas, Inc. (dated as of April 1,
                    1997)
          10.8 (1)  Deferred Compensation Agreement between Daniel F. Gillis and
                    Software AG Americas, Inc.
                    (dated as of July 1, 1995), as amended *
          10.9 (1)  Deferred Compensation Agreement between Harry K. McCreery and Software AG Americas,
                    Inc. (dated as of January 1, 1991), as amended *
          10.10 (1) Administrative Services Agreement between Software AG and
                    Software AG Americas, Inc. (dated as of March 31, 1997), as amended
          10.11 (1) Registration Rights Agreement between Software AG Systems,
                    Inc. and Thayer Equity Investors III, L.P. (dated as of
                    September 26, 1997)
          10.12 (1) Subscription Agreement between Timothy L. Hill and Software
                    AG Systems, Inc., (dated as of August 22, 1997), as amended
          10.13 (1) Shareholders Agreement among Software AG Systems, Inc.,
                    Thayer Equity Investors III, L.P.
                    and certain shareholders of Software AG Systems, Inc. (dated as of April 1, 1997)

        10.14 (5) Revolving Credit Loan Agreement between SAGA SOFTWARE, Inc. and The Chase Manhattan Bank (dated as of October 15,
                  1999)
          21  (6) Subsidiaries of the Registrant
          23  (6) Consent of KPMG LLP
          24  (6) Powers of Attorney
          27  (6) Financial Data Schedule

        _________________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-36567) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-50645) and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-44687) and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-49221) and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

(6)     Filed herewith.


* Indicates management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on October 1 and October 8, 1999 to report, respectively, execution of the Amended and Restated Cooperation Agreement among SAGA SYSTEMS, Inc., SAGA SOFTWARE, Inc. and Software AG, and the resignation of Dr. Erwin Koenigs from the Company's Board of Directors effective October 7, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SAGA SYSTEMS, INC.



                                             By: /s/ Daniel F. Gillis
                                                 -------------------------------
                                                 Daniel F. Gillis
     Date:     March 30, 2000                    Director, President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                      Title                                 Date
           ---------                                      -----                                 ----
By: /s/ Daniel F. Gillis               Director, President and Chief Executive Officer     March 30, 2000
    ---------------------------
        Daniel F. Gillis                      (Principal Executive Officer)


By: /s/ Dale E. Williams                Vice President and Chief Financial Officer         March 30, 2000
    ---------------------------
        Dale E. Williams               (Principal Financial and Accounting Officer)

By:          *                              Chairman of the Board of Directors             March 30, 2000
    ---------------------------
       Carl J. Rickertsen

By:           *                                          Director                          March 30, 2000
    ---------------------------
         Paul A. Brands

By:           *                                          Director                          March 30, 2000
    ---------------------------
         John F. Burton

By:           *                                          Director                          March 30, 2000
    ---------------------------
       Dr. Philip S. Dauber

By:           *                                          Director                          March 30, 2000
    ---------------------------
       Edward E. Lucente

By:           *                                          Director                          March 30, 2000
    ---------------------------
        Frederic V. Malek

By:           *                                          Director                          March 30, 2000
    ---------------------------
       Dr. Paul G. Stern


    *By:  /s/  Dale E. Williams
         ----------------------
         Dale E. Williams
         Attorney-In-Fact

                                  SCHEDULE II
                       Valuation and Qualifying Accounts

                                                              Additions
                                            Balance at        Charged to                         Balance
                                            Beginning         Costs and         Deductions/      at End
                  Description               of Period         Expenses          Write-offs       of Period
                  -----------               ---------         --------          ----------       ---------
Predecessor:

1/1/97 - 3/31/97
     Allowance for Doubtful Accounts        $3,709,003       $   204,406        $(138,274)      $4,051,683
----------------------------------------------------------------------------------------------------------

Successor:

4/1/97 - 12/31/97
     Allowance for Doubtful Accounts         4,051,683         1,202,325        1,564,412        3,689,596

1/1/98 - 12/31/98
     Allowance for Doubtful Accounts         3,689,596         3,424,222        2,071,216        5,042,602

1/1/99 - 12/31/99
       Allowance for Doubtful Accounts      $5,042,602       $(1,713,916)      $  444,217       $2,884,469