Form 10-Q
period 2000-03-31
SAGA SYSTEMS INC /DE/
filed 2000-05-12
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


As of May 5, 2000, 29,073,361 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----
                                                 P A R T   I

1.   Financial Statements:

        Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999...................      3
        Condensed Consolidated Statements of Operations for the three months ended March 31,
          2000 and 1999.................................................................................      5
        Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
          2000 and 1999.................................................................................      6
        Notes to Condensed Consolidated Financial Statements............................................      7

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............      9

3.   Quantitative and Qualitative Disclosures about Market Risk.........................................     12


                                                 P A R T  II

1.   Legal Proceedings..................................................................................     14

6.   Exhibits and Reports on Form 8-K...................................................................     14

ITEM 1.   Financial Statements

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                           Mar. 31,      Dec. 31,
                                                                                             2000          1999
                                                                                         -----------   -----------
                                                                                         (Unaudited)
Assets
Current:
        Cash and cash equivalents......................................................   $  40,892    $  33,701
        Short-term investments.........................................................       6,000       14,500
        Accounts receivable:
            Invoiced and currently due.................................................      28,002       36,486
            Advanced billings on maintenance...........................................       8,246        9,355
            Unbilled services..........................................................       1,619        1,792
            Installment................................................................      54,344       42,672
            Other......................................................................       2,314        2,131
            Less: allowance for doubtful accounts......................................      (3,053)      (2,884)
                                                                                          ---------    ---------
                 Total accounts receivable.............................................      91,472       89,552

        Income taxes receivable........................................................         144           --
        Prepaid expenses...............................................................       4,561        3,186
        Current portion of deferred income taxes.......................................       1,979        2,175
        Other current assets ..........................................................       3,368          939
                                                                                          ---------    ---------
                 Total current assets..................................................     148,416      144,053

Installment accounts receivable, net of current portion................................      45,223       35,510
Goodwill and other intangible assets, net of accumulated amortization..................      21,477       22,674
Cooperation agreement, net of accumulated amortization.................................      16,450       17,037
Property, equipment and leasehold improvements, net of accumulated depreciation
    and amortization...................................................................       8,273        8,423
Deferred income taxes..................................................................         975          883
Purchased software costs, net of accumulated amortization..............................         861          861
Other assets...........................................................................       1,247        1,303
                                                                                          ---------    ---------
                 Total assets..........................................................   $ 242,922    $ 230,744
                                                                                          =========    =========



    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                       (in thousands, except share data)

                                                                                           Mar. 31,         Dec. 31,
                                                                                            2000               1999
                                                                                         ------------      -----------
                                                                                         (Unaudited)
Liabilities and Stockholders' Equity
Current:
        Current portion of long-term obligations.......................................  $        567      $       649
        Accounts payable...............................................................         4,527            6,640
        Accrued payroll and employee benefits .........................................         6,258            6,044
        Payable to SAG.................................................................         6,569            8,427
        Income taxes payable...........................................................            --            1,376
        Other current liabilities......................................................         6,030            6,481
        Current portion of deferred revenues, net of deferred royalties................        55,508           47,882
                                                                                          -----------      -----------
                 Total current liabilities.............................................        79,459           77,499

Long-term obligations, net of current portion..........................................           379              680
Deferred revenues, net of deferred royalties...........................................        38,279           33,110
                                                                                          -----------      -----------
                 Total liabilities.....................................................       118,117          111,289


Stockholders' equity
        Common stock ($0.01 par value, 75,000,000 shares authorized
           31,110,036 issued at March 31, 2000; and 30,882,422 shares issued
           at December 31, 1999).......................................................           311              309
        Additional paid-in capital.....................................................       102,200           98,936
        Retained earnings..............................................................        53,688           50,123
        Accumulated other comprehensive income.........................................          (435)            (225)
                                                                                          -----------      -----------
                                                                                              155,764          149,143
        Treasury stock, at cost, 2,483,800 shares at March 31, 2000 and
            2,414,600 shares at December 31, 1999......................................       (30,959)         (29,688)
                                                                                          -----------      -----------
                  Total stockholders' equity...........................................       124,805          119,455
                                                                                          -----------      -----------
                 Total liabilities and stockholders' equity............................   $   242,922      $   230,744
                                                                                          ===========      ===========

           See accompanying notes to condensed consolidated financial statements

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              For the three months ended March 31, 2000 and 1999

                (in thousands, except per share dollar amounts)

                                                          2000        1999
                                                        --------    --------
                                                             (Unaudited)
Revenues:
        Software license fees..........................  $ 19,761    $ 13,180
        Maintenance fees...............................    20,610      20,634
        Professional services fees.....................    11,191      19,792
                                                         --------    --------
                 Total revenues........................    51,562      53,606
Cost of revenues:
        Software license...............................     4,295       3,118
        Maintenance....................................     7,026       7,041
        Professional services..........................    10,564      14,990
                                                         --------    --------
                 Total cost of revenues................    21,885      25,149
                                                         --------    --------
Gross profit...........................................    29,677      28,457
                                                         --------    --------
Operating expenses:
        Software product development...................     3,447       2,409
        Sales and marketing............................    10,987       9,811
        Administrative and general.....................    10,680       8,705
                                                         --------    --------
                 Total operating expenses..............    25,114      20,925
                                                         --------    --------
Income from operations.................................     4,563       7,532
        Other income and expense, net..................     1,206       1,344
                                                         --------    --------
Income before income taxes.............................     5,769       8,876
        Income tax provision...........................     2,204       3,462
                                                         --------    --------
Net income.............................................     3,565       5,414
Other comprehensive income (loss):
        Foreign currency translation adjustments.......      (210)        173
                                                         --------    --------
Comprehensive income...................................  $  3,355    $  5,587
                                                         ========    ========

Net income per common share:

         Basic.........................................  $   0.13    $   0.18
         Diluted.......................................  $   0.12    $   0.17

Shares used in computing net income per common share:

        Basic..........................................    28,493      30,577
        Diluted........................................    30,515      31,839

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the three months ended March 31, 2000 and 1999

                                (in thousands)

                                                                                       2000            1999
                                                                                  --------------   -------------
                                                                                            (Unaudited)
Cash flows from operating activities:
    Net income...............................................................           $  3,565        $  5,414
    Adjustments to reconcile net income to net cash provided by operating
        Activities:
          Depreciation and amortization......................................              2,558           2,005
          Loss on disposal of property and equipment.........................                 30              15
          Compensation expenses on options granted...........................               (209)            194
          Changes in operating accounts......................................             (6,260)         (7,177)
                                                                                        --------        --------
                        Net cash provided by / (used) in operating activities               (316)            451
                                                                                        --------        --------

Cash flows from investing activities:

    Proceeds from sale of short-term investments.............................              8,500              --
    Purchase of short-term investments.......................................                 --            (400)
    Additions to property, equipment and leasehold improvements..............               (905)           (430)
    Proceeds from sales of property and equipment............................                 19              --
    Cash received from settlement of an acquisition..........................                214              --
                                                                                        --------        --------
                       Net cash provided by / (used) in investing activities               7,828            (830)
                                                                                        --------        --------

Cash flows from financing activities:

    Proceeds from stock options exercised....................................              1,317             131
    Repurchase of common stock...............................................             (1,271)             --
    Payments made on capital leases..........................................               (129)           (120)
                                                                                        --------        --------
                       Net cash provided by / (used) in financing activities                 (83)             11
                                                                                        --------        --------

Effect of exchange rate changes on cash and cash equivalents.................               (238)             81
                                                                                        --------        --------
Net increase / (decrease) in cash and cash equivalents.......................              7,191            (287)
Cash and cash equivalents, beginning.........................................             33,701          60,298
                                                                                        --------        --------
Cash and cash equivalents, ending............................................           $ 40,892        $ 60,011
                                                                                        ========        ========

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in SAGA SYSTEMS, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

(2)     Accounting Policies

Revenue Recognition

     As of January 1, 1998, SAGA SYSTEMS, Inc., together with its subsidiaries (the "Company") adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 deferred certain portions of SOP 97-2 until the Company's fiscal year 2000. Effective January 1, 2000, the Company adopted SOP 98-9, which has resulted in application of the "residual method" (as defined in SOP 98-9) in the accounting for certain contracts. Under the residual method, the arrangement fee for certain multiple-element arrangements, which bundle products and services is as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Had the Company not adopted the residual method and accounted for all of its contracts consistent with the method used during 1999, the Company's product revenue would have been higher by $2.0 million for the three-month period ended March 31, 2000 and the deferred maintenance revenue would have been lower by approximately the same amount at March 31, 2000.

Software Development Costs

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Based on the Company's development cycle, technological feasibility is established upon the completion of a working model.

     The Company expenses the costs incurred related to the development of its products. For products where technological feasibility has been reached, software purchased to be used in the development of those products has been capitalized. Capitalized purchased software is recorded at the lower of cost or net realizable value and is amortized over the estimated useful life of three years beginning at the point in which the product becomes available for general release to customers. Capitalized purchased software costs were $861,000 as of March 31, 2000 and December 31, 1999. None of the products for which these costs were capitalized were available for general release at March 31, 2000, therefore, there was no amortization expense in the first quarter of 2000.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

Additionally, there was no amortization expense for the three months ended March 31, 1999, as there were no capitalized purchased software costs at March 31, 1999.

Net Income per Common Share

     The Company reports earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128 requirements, the Company presents basic and diluted earnings per share. Basic earnings per share are based on income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are based on income available to common stockholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares that are dilutive. The following information is a reconciliation of the amounts used in these calculations:

                                                                                     Three months ended March 31,
                                                                                    --------------------------------
                                                                                        2000              1999
                                                                                    --------------   ---------------
                                                                                              (Unaudited)
                                                                                     (In  thousands,  except  for
                                                                                       per share dollar amounts)
Numerator:
     Net income ......................................................                   $ 3,565          $ 5,414
                                                                                         =======          =======
Denominator:
     Basic weighted average shares outstanding .......................                    28,493           30,577
     Effect of dilutive securities:
          Stock options  .............................................                     2,022            1,262
                                                                                         -------          -------
Diluted weighted average shares outstanding ..........................                    30,515           31,839
                                                                                         =======          =======
Net income per common share:
     Basic ...........................................................                   $  0.13          $  0.18
                                                                                         =======          =======
     Diluted .........................................................                   $  0.12          $  0.17
                                                                                         =======          =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended March 31, 2000 and 1999

Revenues

     Total Revenues. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services. The Company's total revenues were $51.6 million and $53.6 million for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 4%. This decrease in total revenues was primarily due to a decrease in professional services fees as described below. Revenues were also negatively impacted due to the adoption of the residual method under the SOP 98-9 as discussed in detail in Note 2 of the Notes to Condensed Consolidated Financial Statements.

     Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and e-business integration products. Enterprise systems products include Adabas, a high-performance data management system; and Natural, a 4GL programming language. E-business integration products include EntireX, a family of integration products; and Sagavista, the Company's new e-business product suite, which was generally released in September 1999. Software license fees increased 50% to $19.8 million for the three months ended March 31, 2000 compared to $13.2 million from the prior period. This increase was attributable, in part, to Sagavista sales of $4.2 million in the current quarter period. Additionally, this increase was, in part, due to one large contract in the current period, which contributed $9.3 million of revenue (including $3.3 million of Sagavista license revenue) towards the total software license fees. Despite this increase, software license fees were negatively impacted in the current quarter by approximately $2.0 million due to the adoption of the residual method under the SOP 98-9 for accounting for certain contracts.

     Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and e-business integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed products. Maintenance fees were each $20.6 million for the three months ended March 31, 2000 and 1999. As mentioned above, due to the adoption of the residual method in accordance with SOP 98-9, maintenance fees were positively impacted by approximately $54,000 in this quarter. Additionally, deferred maintenance revenue was positively impacted and was approximately $1.9 million higher at March 31, 2000 due to the application of the residual method.

     Professional Services Fees. The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and e-business integration products and through educational services. The Company's professional services offerings include consulting, software integration, system implementation and large project management. Prior to year 2000, the Company also provided year 2000 analysis and remediation services. The services are delivered on either a time and material basis or a fixed price basis. Professional services fees were $11.2 million and $19.8 million for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of 43%. This decrease was mainly attributable to the absence of year 2000 analysis and remediation services revenue in the current period compared to $7.3 million in the prior year. The Company expects the professional services fees for the second quarter 2000 to remain similar to the current quarter's professional services fees.

Cost of Revenues

     Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $4.3 million and $3.1 million for the three months ended March 31, 2000 and 1999, respectively, representing 22% and 24% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in software license revenue in the current period. The percentage decrease was primarily due to a shift in the mix of products sold from the third party owned products to the Company owned products. Royalty rates on third party owned products generally vary from 24% to 40% of software license fees, whereas there are no royalties on the Company owned products. The Company owned product sales represented 26% of the total software license fees compared to 8% from the prior period.

     Maintenance. Maintenance costs consist of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were each $7.0 million for the three months ended March 31, 2000 and 1999, respectively, representing 34% of maintenance fees for each period.

     Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $10.6 million and $15.0 million for the three months ended March 31, 2000 and 1999, respectively, representing 94% and 76% of professional services fees for each respective period. The decrease in dollar amount was primarily due to a decrease in professional services revenue. The increase in percentage was primarily attributable to less than expected new core professional services business in the current period which resulted in an under utilization of existing personnel who transitioned from year 2000 analysis and remediation business in 1999. The Company expects the professional services gross margin for the second quarter 2000 to remain similar to the current quarter's gross margin.

Operating Expenses

     Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs were $3.4 million and $2.4 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 43%. This increase was primarily due to expenses incurred in the continued enhancements being made to the core Sagavista product and to build additional adapters. The total number of developers has increased to 93 from 56 as of March 31, 1999. Sagavista, the Company's new e-business integration product suite, became available for general release on September 29, 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, proposal writing, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $11.0 million and $9.8 million for the three months ended March 31, 2000 and 1999, respectively, representing 21% and 18% of total revenues, respectively. The increases in both dollar amount and percentage were primarily due to the increase in the infrastructure needed to support the ongoing marketing and sale of the Company's new e-business integration product, Sagavista.

     Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $10.7 million and $8.7 million for the three months ended March 31, 2000 and 1999, respectively, representing 21% and 16% of total revenues for each respective period. The increases in both dollar amount and percentage were, in part, due to a lower bad debt reserve balance in the prior period as a result of a lower accounts receivable balance as of March 31, 1999. The increase in administrative and general expenses was also, in part, due to an increase in amortization expense as a result of the goodwill and other intangible assets recorded from the Blue Lobster Software, Inc. acquisition in June 1999.

Other

     Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short-term investments, long-term customer contracts carried by the Company and miscellaneous income. Other income and expense, net, was $1.2 million and $1.3 million for the three months ended March 31,

2000 and 1999, respectively. This decrease was primarily attributable to the decrease in interest income as a result of a decrease in the average cash, cash equivalents and the short-term investments balances at March 31, 2000 compared to the respective prior period.

     Income Tax Provision. The income tax provision was $2.2 million and $3.5 million for the three months ended March 31, 2000 and 1999, respectively, resulting in effective tax rates of 38.2% and 39.0%, respectively.

Liquidity and Capital Resources

     The Company generally financed its operations principally through cash flow from operating activities. Net cash used by operating activities was $0.3 million for the three months ended March 31, 2000, primarily due to an increased accounts receivable balance at March 31, 2000 compared to December 31, 1999. Net cash provided by operating activities was $0.5 million for the three months ended March 31, 1999, primarily from the net income for the period.

     Investing activities provided net cash of $7.8 million for the three months ended March 31, 2000, primarily from the proceeds from the sale of short-term investments. Investing activities used net cash of $0.8 million for the three months ended March 31, 1999, primarily to fund capital expenditures and to purchase short-term investments.

     Financing activities used net cash of $83,000 for the three months ended March 31, 2000 primarily to repurchase the Company's common stock, pursuant to a stock repurchase program, which commenced in June 1999, coupled with payments made on long-term capital leases. These usages of cash were offset by proceeds received from stock options exercised in the current period. For the three months ended March 31, 1999, financing activities provided net cash of $11,000, primarily from the proceeds from stock options exercised offset by payments made on long-term capital leases.

     The Company had $46.9 million and $48.2 million in cash, cash equivalents and short-term investments as of March 31, 2000 and December 31, 1999, respectively. The Company currently has relationships with two third parties whereby the Company may sell long-term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of March 31, 2000 and December 31, 1999, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $5.6 million and $7.3 million, respectively. The Company's accounts receivable days sales outstanding at March 31, 2000 and December 31, 1999 was 49 and 65, respectively.

     The Company currently has a revolving credit agreement, which provides an unsecured revolving credit loan in the aggregate principal amount of up to $25.0 million ("Revolving Credit Agreement"). The funds under the Revolving Credit Agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding any repurchase of the Company's common stock under the stock repurchase program. The commitments made under the Revolving Credit Agreement expire November 1, 2002. The Company has not borrowed any funds under the Revolving Credit Agreement as of March 31, 2000.

     Currently, the Company intends to open one branch office in Western Europe in late 2000 and capital expenditures will be necessary in order for the Company to expand its distribution channels internationally as planned. However, there can be no assurance that the Company's operating income and/or capital resources will be adequate to support the opening of additional offices, expand its distribution channels, or support its international business operations. In addition, there can be no assurance that even if the Company does open additional offices, expand its distribution channels or expand its international business operations, that any of the foregoing efforts will ultimately prove to be successful.

     The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

     The Company believes that its existing cash balances, short-term investments, funds generated from operations, funds available under the Revolving Credit Agreement and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no other material capital commitments or planned expenditures as of March 31, 2000. The Company believes that inflation did not have a material effect on its results of operations as of March 31, 2000.

Year 2000 Compliance

     As of May 5, 2000, the Company has not experienced any significant year 2000 related problems for its internal hardware and software systems. Also, the Company is not aware of any material problems related to the year 2000 with respect to its products sold and remediation services provided prior to the year 2000. However, there can be no assurances that the Company will not encounter any year 2000 related problems in the future which may have a material adverse effect on the Company's business, financial condition and results of operations. See "Year 2000 Compliance" in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 1999.

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

     Foreign Currency. The Company's international distributors primarily report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to Software AG, a German software company (former parent company) under a cooperation agreement, which was amended in September 1999, are in U.S. dollars. The Company's Mexican operations have represented approximately 2% of total revenues. Revenues from the Company's Canadian operations were approximately 6% of total revenues since its acquisition in September 1997. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

     Interest Rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments that are highly liquid short-term investments with relatively short average maturities. These instruments include high grade corporate and United States government debt securities and money market funds, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The carrying value of these instruments held at March 31, 2000 and December 31, 1999 was $6.0 million and $14.5 million, respectively, which approximates the fair value.

     The Company also maintains depository relationships with several banks in the United States, Canada and Mexico. The majority of these cash balances represents operating balances only. At times, the Company's cash deposits may exceed federally insured limits and the Company invests excess cash in highly liquid short-term investments as indicated above.

     Many of the Company's short-term investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's short-term investments in fixed rates declines. The Company attempts to mitigate risk by investing its cash in instruments with short maturities and holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal. The Company's management believes its depository accounts and short-term investments are not exposed to any significant market risk.

Safe Harbor Provision for Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q and in documents incorporated herein by reference, including any statements regarding beliefs, plans, expectations or intentions regarding the future, include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, references to the development, acquisition, marketing and acceptance of the Company's products and services including, but not limited to, Sagavista and its adapters, Adabas, Natural and EntireX, professional services and customer support; alliances and relationships with third parties including but not limited to the Company's distributors, Software AG, original equipment manufacturers and value-added resellers; markets in which the Company competes; competition and competitors; results of operations; and the Company's financial condition and other statements regarding matters that are not historical facts. The statements are based on the Company's current knowledge, beliefs, expectations, specific assumptions and projections about future events and business decisions. Accordingly, the statements are subject to significant risks, contingencies and uncertainties that could cause actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. These risks, contingencies and uncertainties include, but are not limited to, significant quarterly and other fluctuations in revenues and results of operations including, but not limited to, the signing of large contracts in certain quarters but not others; reliance on Software AG for development and timely delivery of products; reliance on acquisitions and the timely development, production, marketing, delivery and acceptance of new products and services including, but not limited to, Sagavista and its adapters; the Company's ability to implement its business strategy; risks associated with conducting a professional services business; reliance on the mainframe and enterprise computing environments and demand for and acceptance of the Company's products; changes in the Company's product and service mix and product and service pricing; interoperability of the Company's products with leading software application products; development by competitors of new or competitive products or services; entry into the market by new competitors; the Company's ability to retain customers or attract customers from other businesses; risks of protecting intellectual property rights and litigation; dependence on third-party technology and relationships; risks associated with international sales, distributors and operations; dependence on government contracts; control of the Company by affiliates; the Company's ability to implement its acquisition strategy, successfully integrate any acquired products, technologies, services and businesses, adjust to changes in technology, customer preferences, enhanced competition and new competitors in software and professional services markets, maintain and enhance its relationships with distributors, Software AG, original equipment manufacturers, value-added resellers, vendors, and other third parties and attract and retain key employees; volatility of the Company's stock price; the Company's ability to successfully defend itself in current or future litigation; general economic and business conditions; and other risks detailed from time to time in the Company's Securities and Exchange Commission reports. Readers should carefully review the risk factors described in the documents. The Company has no obligation to publicly update or revise any forward-looking statements, whether as result of new information, further events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

                                   PART II


ITEM 1.   Legal Proceedings

     In addition to the legal proceedings and litigation arising in the ordinary course of business, as previously reported, the Company is involved in a class action shareholders lawsuit. The Company, certain of its directors and executive officers and the Company's principal shareholder have been named as defendants in a class action suit consolidated as In re: Software AG Systems, Inc. Securities Litigation now pending in the Federal District Court for the Eastern District of Virginia. The suit alleges violations of the federal securities laws, claiming, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's common stock at artificially inflated prices while in possession of material non-public information. Although the Company believes that the allegations in the lawsuit are without merit and has, and will continue to vigorously defend the charges, the parties to the litigation have entered into a settlement, which was preliminarily approved by the court on May 5, 2000. Pursuant to the settlement, $3.5 million will be paid into a settlement fund from which funds will be distributed to participating shareholders. The settlement is still subject to a fairness hearing and needs final approval of the court; each shareholder class member will be given notice of the proposed settlement and will have the right to reject the settlement. It is not possible at this time to predict with certainty whether the settlement will be finally approved, and if the settlement is not approved, it is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. There are no assurances that the resolution or reactivation of the lawsuit may not materially adversely affect the Company's financial condition or results of operations.

     The Company is involved in various other claims and legal proceedings of a nature considered normal to its business, primarily relating to product and contract performance issues and employee termination matters. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they will have a material adverse affect on the Company's financial position or results of operations.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

      27 Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on February 1, 2000 to announce the appointment of Dale E. Williams as Vice President and Chief Financial Officer of the Company. The Company also filed a Current Report on Form 8-K on February 16, 2000 to report the resignation of Timothy L. Hill from the position of Vice President Marketing and International Operations of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAGA SYSTEMS, Inc.




                                             By:  /s/ Dale E. Williams
                                                  --------------------
                                                  Dale E. Williams



     Date:   May 12, 2000                       Vice President and Chief
                                                    Financial Officer



                                 (Principal Financial and Accounting Officer and
                                                Duly Authorized Officer)