Form 10-Q
period 2000-06-30
SAGA SYSTEMS INC /DE/
filed 2000-08-11
CIK 352683

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             _____________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [ X ]    No [ ]

  As of July 28, 2000, 29,361,776 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

ITEM                                                                                               PAGE
----                                                                                               ----
                                                P A R T   I

1.    Financial Statements:

         Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999............   3
         Condensed Consolidated Statements of Operations for the three and six months ended
          June 30, 2000 and 1999.................................................................   5
         Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
            2000 and 1999........................................................................   6
         Notes to Condensed Consolidated Financial Statements....................................   7

2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......  10

3.    Quantitative and Qualitative Disclosures about Market Risk.................................  15


                                                   P A R T  II

4.    Legal Proceedings..........................................................................  17

5.    Submission of Matters to a Vote of Security Holders........................................  17

6.    Exhibits and Reports on Form 8-K...........................................................  19

ITEM 1.    Financial Statements

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                          June 30,              Dec. 31,
                                                                                           2000                  1999
                                                                                    -----------------      ----------------
Assets                                                                                   (Unaudited)
Current:
        Cash and cash equivalents...............................................        $      40,170          $     33,701
        Short-term investments..................................................                6,000                14,500
        Accounts receivable:
            Invoiced and currently due..........................................               36,868                36,486
            Advanced billings on maintenance....................................               14,215                 9,355
            Unbilled services...................................................                1,871                 1,792
            Installment.........................................................               59,312                42,672
            Other...............................................................                2,142                 2,131
            Less: allowance for doubtful accounts...............................               (3,442)               (2,884)
                                                                                    -----------------      ----------------
                 Total accounts receivable......................................              110,966                89,552

        Income taxes receivable.................................................                  214                   ---
        Prepaid expenses........................................................                7,650                 3,186
        Current portion of deferred income taxes................................                1,980                 2,175
        Other current assets....................................................                2,391                   939
                                                                                    -----------------      ----------------
                 Total current assets...........................................              169,371               144,053

Installment accounts receivable, net of current portion.........................               49,358                35,510
Goodwill and other intangible assets, net of accumulated amortization...........               20,549                22,674
Cooperation agreement, net of accumulated amortization..........................               15,863                17,037
Property, equipment and leasehold improvements, net of accumulated depreciation
    and amortization............................................................                7,653                 8,423
Deferred income taxes...........................................................                  975                   883
Purchased software costs, net of accumulated amortization.......................                  854                   861
Other assets....................................................................                  450                 1,303
                                                                                    -----------------      ----------------
                 Total assets...................................................        $     265,073          $    230,744
                                                                                    =================      ================

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                       (in thousands, except share data)

                                                                                          June 30,             Dec. 31,
                                                                                            2000                1999
                                                                                        ------------         -----------
                                                                                         (Unaudited)
Liabilities and Stockholders' Equity
Current:
        Current portion of long-term obligations................................        $        623          $       649
        Accounts payable........................................................               4,577                6,640
        Accrued payroll and employee benefits...................................               5,560                6,044
        Payable to SAG..........................................................              11,142                8,427
        Income taxes payable....................................................                 ---                1,376
        Other current liabilities...............................................               5,621                6,481
        Current portion of deferred revenues, net of deferred royalties.........              61,961               47,882
                                                                                        ------------          -----------
                 Total current liabilities......................................              89,484               77,499

Long-term obligations, net of current portion...................................                 315                  680
Deferred revenues, net of deferred royalties....................................              42,730               33,110
                                                                                        ------------          -----------
                 Total liabilities..............................................             132,529              111,289

Stockholders' equity
        Common stock ($0.01 par value, 75,000,000 shares authorized;
           32,094,439 issued at June 30, 2000; and 30,882,422 shares issued
           at December 31, 1999)................................................                 321                  309
        Additional paid-in capital..............................................             110,647               98,936
        Retained earnings.......................................................              57,271               50,123
        Accumulated other comprehensive income..................................                (450)                (225)
                                                                                        ------------          -----------
                                                                                             167,789              149,143
        Treasury stock, at cost, 2,733,800 shares at June 30, 2000 and
            2,414,600 shares at December 31, 1999...............................             (35,245)             (29,688)
                                                                                        ------------          -----------
                  Total stockholders' equity....................................             132,544              119,455
                                                                                        ------------          -----------
                 Total liabilities and stockholders' equity.....................        $    265,073          $   230,744
                                                                                        ============          ===========

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999

                (in thousands, except per share dollar amounts)

                                                       Three months ended June 30,           Six months ended June 30,
                                                    --------------------------------     --------------------------------
                                                         2000               1999              2000               1999
                                                    -------------      -------------     -------------      -------------
                                                                                  (Unaudited)
Revenues:
        Software license fees.....................  $      18,081      $      17,172     $      37,842      $      30,352
        Maintenance fees..........................         20,722             20,828            41,332             41,462
        Professional services fees................         10,375             17,938            21,566             37,730
                                                    -------------      -------------     -------------      -------------
                 Total revenues...................         49,178             55,938           100,740            109,544
                                                    -------------      -------------     -------------      -------------
Cost of revenues:
        Software license..........................          4,363              4,034             8,658              7,152
        Maintenance...............................          6,808              6,914            13,834             13,955
        Professional services.....................          9,447             14,017            20,011             29,007
                                                    -------------      -------------     -------------      -------------
                 Total cost of revenues...........         20,618             24,965            42,503             50,114
                                                    -------------      -------------     -------------      -------------
Gross profit......................................         28,560             30,973            58,237             59,430
                                                    -------------      -------------     -------------      -------------
Operating expenses:
        Software product development..............          4,020              2,315             7,467              4,724
        Sales and marketing.......................         11,006             10,240            21,993             20,051
        Administrative and general................          9,098             11,347            19,778             20,052
                                                    -------------      -------------     -------------      -------------
                 Total operating expenses.........         24,124             23,902            49,238             44,827
                                                    -------------      -------------     -------------      -------------
Income from operations............................          4,436              7,071             8,999             14,603
        Other income and expense, net.............          1,362              1,303             2,568              2,647
                                                    -------------      -------------     -------------      -------------
Income before income taxes                                  5,798              8,374            11,567             17,250
        Income tax provision......................          2,215              3,266             4,419              6,728
                                                    -------------      -------------     -------------      -------------
Net income........................................          3,583              5,108             7,148             10,522
Other comprehensive income (loss):
        Foreign currency translation adjustments..            (15)                83              (225)               256
                                                    -------------      -------------     -------------      -------------
Comprehensive income..............................  $       3,568      $       5,191     $       6,923      $      10,778
                                                    =============      =============     =============      =============

Net income per common share:
         Basic....................................  $        0.12      $        0.17     $        0.25      $        0.34
         Diluted..................................  $        0.12      $        0.16     $        0.23      $        0.33

Shares used in computing net income per common
share:
        Basic.....................................         28,986             30,630            28,740             30,603
        Diluted...................................         30,280             31,653            30,535             31,746

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999

                                 (in thousands)

                                                                                     2000                1999
                                                                                  -----------         --------------
                                                                                            (Unaudited)
Cash flows from operating activities:
    Net income.................................................................     $     7,148          $    10,522
    Adjustments to reconcile net income to net cash provided by operating
        Activities:
          Depreciation and amortization........................................           5,126                4,071
          Loss on disposal of property and equipment...........................              40                   21
          Compensation expenses on options granted.............................            (183)                 356
          Changes in operating accounts........................................         (14,251)             (10,657)
                                                                                 --------------       --------------
                       Net cash provided by / (used) in  operating activities            (2,120)               4,313
                                                                                 --------------       --------------
Cash flows from investing activities:
    Proceeds from sale of short-term investments...............................          10,481                8,600
    Purchase of short-term investments.........................................          (1,981)             (11,000)
    Additions to property, equipment and leasehold improvements................          (1,206)                (757)
    Proceeds from sales of property and equipment..............................              30                  ---
    Cash received from settlement of an acquisition, net.......................             187                  ---
    Acquisition, net of cash received..........................................             ---              (12,036)
                                                                                 --------------       --------------
                       Net cash provided by / (used) in investing activities...           7,511              (15,193)
                                                                                 --------------       --------------

Cash flows from financing activities:
    Proceeds from stock options exercised......................................           6,247                  241
    Proceeds from Employee Stock Purchase Program..............................             882                1,071
    Repurchase of common stock.................................................          (5,557)              (3,985)
    Payments made on capital leases............................................            (331)                (243)
                                                                                 --------------       --------------
                       Net cash provided by / (used) in financing activities.             1,241               (2,916)
                                                                                 --------------       --------------

Effect of exchange rate changes on cash and cash equivalents...................            (163)                  29
                                                                                 --------------       --------------
Net increase / (decrease) in cash and cash equivalents.........................           6,469              (13,767)
Cash and cash equivalents, beginning...........................................          33,701               60,298
                                                                                 --------------       --------------
Cash and cash equivalents, ending..............................................     $    40,170          $    46,531
                                                                                 ==============       ==============

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

  In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the six and three months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

(2)    Accounting Policies

Revenue Recognition

  As of January 1, 1998, SAGA SYSTEMS, Inc., together with its subsidiaries (the "Company") adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 deferred certain portions of SOP 97-2 until the Company's fiscal year 2000. Effective January 1, 2000, the Company adopted SOP 98-9, which has resulted in application of the "residual method" (as defined in SOP 98-9) in the accounting for certain contracts. Under the residual method, the arrangement fee for certain multiple-element arrangements, which bundle products and services is as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Had the Company not adopted the residual method and accounted for all of its contracts consistent with the method used during 1999, the Company's product revenue would have been higher by $2.1 million and $146,000 for the six and three month period ended June 30, 2000, respectively. In addition, the deferred maintenance revenue would have been lower by approximately $2.1 million at June 30, 2000 had the Company not applied the residual method.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company can apply the accounting and disclosure requirements of this SAB retrospectively, or may report a change in accounting principle as of January 1, 2000 no later than the quarter beginning October 1, 2000. Management of the Company expects the SEC to issue further guidance with respect to certain implementation issues of SAB No. 101. Management does not believe that the adoption of SAB No. 101 will have an impact on the Company's financial statements for the years ending December 31, 1999 and prior. Management is currently evaluating whether the adoption of SAB No. 101 will materially impact its quarterly financial statements in the year ending December 31, 2000.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

Software Development Costs

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company expenses software development costs as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Based on the Company's development cycle, technological feasibility is established upon the completion of a working model.

  For products where technological feasibility has been reached, software purchased to be used in the development of those products has been capitalized. Capitalized purchased software is recorded at the lower of cost or net realizable value and is amortized over the estimated useful life of three years beginning at the point in which the product becomes available for general release to customers. Capitalized purchased software costs were $854,000 and $861,000 at June 30, 2000 and December 31, 1999, respectively, and accumulated amortization was $7,000 at June 30, 2000. None of the products for which these costs were capitalized were available for general release at December 31, 1999; therefore, there was no accumulated amortization balance at December 31, 1999. Related amortization expense (included in the cost of software license fees) was $7,000 for both the six and three months ended June 30, 2000. There was no amortization expense in the comparable prior year period, as there were no capitalized purchased software costs at June 30, 1999.

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

                                                          Three months ended June 30,        Six months ended June 30,
                                                        -------------------------------    --------------------------------
                                                            2000             1999             2000               1999
                                                        -----------     ---------------    ------------      --------------
                                                              (In thousands, except for per share dollar amounts)
                                                                                  (Unaudited)
Numerator:
     Net income..................................     $       3,583     $       5,108     $        7,148     $      10,522
                                                      =============     =============     ==============     =============
Denominator:
     Basic weighted average shares outstanding...            28,986            30,630             28,740            30,603
     Effect of dilutive securities:
          Stock options..........................             1,294             1,023              1,795             1,143
                                                      -------------     -------------     --------------     -------------
Diluted weighted average shares outstanding......            30,280            31,653             30,535            31,746
                                                      =============     =============     ==============     =============
Net income per common share:
     Basic.......................................     $        0.12     $        0.17     $         0.25     $        0.34
                                                      =============     =============     ==============     =============
     Diluted.....................................     $        0.12     $        0.16     $         0.23     $        0.33
                                                      =============     =============     ==============     =============

(3)    Class Action Lawsuit

  In addition to the legal proceedings and litigation arising in the ordinary course of business, the Company is currently involved in a class action shareholders lawsuit. The Company, certain of its directors and executive officers and the Company's principal shareholder have been named as defendants in a class action suit consolidated

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES
as In re: Software AG Systems, Inc. Securities Litigation now pending in the Federal District Court for the Eastern District of Virginia. The suit alleges violations of the federal securities laws, claiming, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's common stock at artificially inflated prices while in possession of material non-public information. Although the Company believes that the allegations in the lawsuit are without merit and has, and will continue to vigorously defend the charges, the parties to the litigation have entered into a settlement, which was preliminarily approved by the court on May 5, 2000. The settlement is still subject to a fairness hearing scheduled to be held on September 8, 2000 and is subject to final approval of the court. Each shareholder class member has been given notice of the proposed settlement and has the right to reject the settlement. Pursuant to the settlement, the proposed settlement fund has been fully funded by the Company in the amount of $3.5 million, from which funds will be distributed to participating shareholders provided that the settlement receives final approval of the court and is not rejected by a certain percentage of participating shareholders. The Company also retains the right to reject the settlement based on shareholder participation. The $3.5 million payment made by the Company into the settlement fund is included in the current prepaid expense amount in the balance sheet at June 30, 2000. On August 3, 2000, $3.0 million was reimbursed to the Company by its insurance carrier for the proposed settlement. It is not possible at this time to predict with certainty whether the settlement will be finally approved by the court. If the settlement is not approved by the court, the lawsuit may go to trial. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. Therefore, there were no amounts expensed, other than the insurance deductible, relating to the lawsuit as of June 30, 2000. There are no assurances that the resolution or reactivation of the lawsuit may not materially adversely affect the Company's financial condition or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue" and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include, but are not limited to, significant quarterly and other fluctuations in revenues and results of operations including the signing of large contracts in certain quarters but not others, reliance on acquisitions and the timely development, production, marketing, delivery and acceptance of products and services including Sagavista and its adapters, interoperability of the Company's products with other software application products, new or competitive products or services offered by competitors, demand for the Company's products and services, and reliance on the mainframe and enterprise computing environments and Software AG, a German software company, to develop and deliver products timely. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, among other issues, statements about the following:

     . references to the development, acquisition, marketing and acceptance of the Company's products and services including, but not limited to Sagavista and its adapters, professional services and customer support;

     . alliances and relationships with third parties including but not limited to the Company's distributors, original equipment manufacturers and value-added resellers;

     . markets in which the Company competes; competition and competitors;
       results of operations; and

     . the Company's financial condition and other statements regarding matters that are not historical fact.

  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. The Company is not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2000.

Results of Operations

Six months ended June 30, 2000 and 1999

Revenues

  Total Revenues. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services. The Company's total revenues decreased $8.8 million or 8% to $100.7 million for the six months ended June 30, 2000 compared to the same period in 1999. This decrease in total revenues was primarily due to a decrease in professional services fees as described below.

  Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and e-business integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. E-business integration products include Sagavista, the Company's e-business integration product suit, and EntireX, a family of integration products. Software license fees increased 25% to $37.8 million for the six months ended June 30, 2000 compared to $30.4 million from the prior period. This increase was primarily attributable to Sagavista sales of $6.5 million in the current year. Sagavista was generally released in September 1999. Included in the $37.8 million of software license fees was one large contract that contributed $9.3 million of revenue, which included a Sagavista sale. Despite this increase, software license fees were negatively impacted in the first six months of 2000 by approximately $2.1 million due to the adoption of the residual method under SOP 98-9 for accounting for certain contracts. See Note 2 of Notes to Condensed Consolidated Financial Statements for further detail.

  Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and e-business integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed products. Maintenance fees were $41.3 million and $41.5 million for the six months ended June 30, 2000 and 1999, respectively. Maintenance fees were negatively affected in the current year period primarily by the decreased royalties received from the international distributors. On the other hand, as mentioned above, due to the adoption of the residual method in accordance with SOP 98-9, maintenance fees revenue was positively impacted by approximately $34,000 for the first six months in the current year. Additionally, deferred maintenance fees were positively impacted and were approximately $2.1 million higher at June 30, 2000 due to the application of the residual method.

  Professional Services Fees. The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and e-business integration products and through educational services. The Company's professional services offerings include consulting, software integration, system implementation and large project management. The services are delivered on either a time and material basis or a fixed price basis. Professional services fees were $21.6 million and $37.7 million for the six months ended June 30, 2000 and 1999, respectively, representing a decrease of 43%. This decrease was, in part, due to the absence of year 2000 analysis and remediation services revenue in the current period compared to $12.8 million in 1999. The decrease was also, in part, attributable to lower traditional core professional services fees in 2000 compared to 1999, which primarily resulted from changing general market conditions where companies are focusing more toward the emerging e-business integration area from the traditional enterprise systems area. As such, the Company expects its future growth in professional services revenue will principally result from its focus on e-business integration services.

Cost of Revenues

  Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $8.7 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively, representing

23% and 24% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in software license fees coupled with the inclusion of amortization expense relating to the capitalized acquired technology costs resulting from the Blue Lobster Software, Inc. ("Blue Lobster") acquisition completed in June 1999. The decrease in percentage was primarily due to a shift in the mix of products sold from the third party owned products to the Company owned products, offset by the inclusion of the amortization expense resulting from the Blue Lobster acquisition as discussed above. Royalty rates on third party products vary from 24% to 40% of software license fees, whereas there are generally no royalties on Company owned products. The Company owned product sales represented 22% of the total software license fees compared to 7% from the prior period.

  Maintenance. Maintenance costs consist primarily of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $13.8 million and $14.0 million for the six months ended June 30, 2000 and 1999, respectively, representing 33% and 34% of maintenance fees for each respective period. The decreases in both amount and percentage were primarily attributable to improved utilization and efficiency of existing support personnel.

  Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $20.0 million and $29.0 million for the six months ended June 30, 2000 and 1999, respectively, representing 93% and 77% of professional services fees for each respective period. The decrease in dollar amount was primarily due to a decrease in professional services fees revenue. The increase in percentage was primarily due to less than expected new core professional services business in the current period, which resulted in an under utilization of existing personnel who transitioned from the year 2000 analysis and remediation business in 1999. The Company believes that the professional services gross margin for the remainder of the year may improve as the Company has taken certain actions to improve the utilization rate.

Operating Expenses

  Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs increased $2.7 million or 58% to $7.5 million for the six months ended June 30, 2000 compared to the respective prior year period. This increase was primarily due to the additional developers needed for the ongoing enhancements being made to the core Sagavista product since its release in September 1999 and to build additional adapters. The total number of developers has increased to 104 from 68 as of June 30, 1999.

  Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, proposal writing, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $22.0 million and $20.1 million for the six months ended June 30, 2000 and 1999, respectively, representing 22% and 18% of total revenues for each respective reporting period. The increases in both dollar amount and percentage were attributable to the increase in the infrastructure needed to support the ongoing marketing and sale of Sagavista.

  Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $19.8 million and $20.1 million for the six months ended June 30, 2000 and 1999, respectively, representing 20% and 18% of total revenues for each respective six month period. The decrease in dollar amount was attributable to the overall reduction in various administration and general expense categories, which is in alignment with the Company's plan for the year 2000. The increase in percentage was due to lower total revenues in 2000 compared to the same period in 1999.

Other

  Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short-term investments, long-term customer contracts carried by the Company and miscellaneous income. Other income and expense, net, decreased $79,000 or 3% to $2.6 million for the six months ended June 30, 2000 compared to the respective prior period.

  Income Tax Provision. The income tax provision was $4.4 million and $6.7 million for the six months ended June 30, 2000 and 1999, respectively, resulting in effective tax rates of 38.2% and 39.0%, respectively.

Three months ended June 30, 2000 and 1999

Revenues

  Total Revenues. The Company's total revenues were $49.2 million and $55.9 million for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 12%. This decrease in total revenues was primarily due to a decrease in professional services fees as described below.

  Software License Fees. Software license fees increased 5% to $18.1 million for the three months ended June 30, 2000 compared to $17.2 million from the comparable period in 1999. This increase was mainly attributable to Sagavista sales of $2.3 million in the current quarter. Software license fees for the three months ended June 30, 2000 were negatively impacted in the current quarter by approximately $146,000 due to the adoption of the residual method under the SOP 98-9 for accounting for certain contracts.

  Maintenance Fees. Maintenance fees decreased 1% to $20.7 million for the second quarter of 2000 from $20.8 million for the same period in 1999. As mentioned above, due to the adoption of the residual method in accordance with SOP 98-9, maintenance fees were positively impacted by approximately $23,000 for the last three months compared to the respective prior year period.

  Professional Services Fees. Professional services fees were $10.4 million and $17.9 million for the three months ended June 30, 2000 and 1999, respectively, representing a decrease of 42%. This decrease was primarily due to the absence of year 2000 analysis and remediation services revenue in the current period compared to $5.6 million in the prior period. The decrease was also, in part, attributable to lower traditional core professional services fees in 2000 compared to 1999, which primarily resulted from changing general market conditions where companies are focusing more toward the emerging e-business integration area from the traditional enterprise systems area. As such, the Company expects its future growth in professional services revenue will principally result from its focus on e-business integration services.

Cost of Revenues

  Software License. Software license costs were $4.4 million and $4.0 million for the three months ended June 30, 2000 and 1999, respectively, representing 24% and 23% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in software license fees coupled with the inclusion of amortization expense relating to the capitalized acquired technology costs resulting from the Blue Lobster acquisition completed in June 1999. The percentage increase was primarily due to the inclusion of amortization expense relating to capitalized acquired technology costs resulting from the Blue Lobster acquisition offset by a shift in the mix of products sold from those that are third party owned products to those that are Company owned products.

  Maintenance. Maintenance costs were $6.8 million and $6.9 million for the three months ended June 30, 2000 and 1999, respectively, each representing 33% of maintenance fees for each respective period.

  Professional Services. Professional services costs were $9.4 million and $14.0 million for the three months ended June 30, 2000 and 1999, respectively, representing 91% and 78% of professional services fees for each respective period. The decrease in dollar amount was primarily due to a decrease in professional services fees revenue. The increase in percentage was primarily due to less than expected new core professional services business in the current period which resulted in an under utilization of existing personnel who transitioned from the year 2000 analysis and remediation business in 1999.

Operating Expenses

  Software Product Development. Software product development costs were $4.0 million and $2.3 million for the three months ended June 30, 2000 and 1999, respectively. This increase was primarily due to the additional developers needed for the ongoing enhancements being made to the core Sagavista product since its release in September 1999 and to build additional adapters.

  Sales and Marketing. Sales and marketing expenses were $11.0 million and $10.2 million for the three months ended June 30, 2000 and 1999, respectively, representing 22% and 18% of total revenues for each respective three-month period. The increases in both dollar amount and percentage were attributable to the increase in the infrastructure needed to support the ongoing marketing and sale of Sagavista.

  Administrative and General. Administrative and general expenses were $9.1 million and $11.3 million for the three months ended June 30, 2000 and 1999, respectively, representing 19% and 20% of total revenues for each respective period. The decrease in dollar amount and percentage was due to the overall reduction in various administration and general expense categories, which is in alignment with the Company's plan for the year 2000.

Other

  Other Income and Expense, Net. Other income and expense, net, was $1.4 million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively.

  Income Tax Provision. The income tax provision was $2.2 million and $3.3 million for the three months ended June 30, 2000 and 1999, respectively, resulting in effective tax rates of 38.2% and 39.0%, respectively.

Liquidity and Capital Resources

  The Company has historically financed its operations principally through cash flow generated from operating activities. The Company had $46.2 million and $48.2 million in cash, cash equivalents and short-term investments as of June 30, 2000 and December 31, 1999, respectively. Working capital increased to $79.9 million at June 30, 2000 from $66.6 million at December 31, 1999, resulting principally from increases in accounts receivable and prepaid expenses, partially offset by an increase in the current portion of deferred revenues.

  Net cash used by operating activities was $2.1 million for the six months ended June 30, 2000, primarily due to the funding of the escrow account for the proposed settlement related to the class action lawsuit in the amount of $3.5 million. On August 3, 2000, $3.0 million was reimbursed to the Company by its insurance carrier for the proposed settlement. See Note 3 of Notes to Condensed Consolidated Financial Statements for further detail. For the six months ended June 30, 1999, net cash provided by operating activities was $4.3 million, primarily from net income for the respective six month period.

  Investing activities provided net cash of $7.5 million for the six months ended June 30, 2000, primarily from the proceeds from the sale of short-term investments, partially offset by the purchase of short-term investments and the funding of capital expenditures. For the six months ended June 30, 1999, investing activities used net cash of $15.2 million, primarily to fund the acquisition of Blue Lobster in June 1999, to purchase short-term investments and to fund capital expenditures.

  Financing activities provided net cash of $1.2 million for the six months ended June 30, 2000, primarily from the proceeds from stock options exercised and common stock issued under the Employee Stock Purchase Plan, partially offset by cash used to repurchase the Company's common stock. For the six months ended June 30, 1999, financing activities used net cash of $2.9 million, primarily to repurchase the Company's common stock, partially offset by the proceeds from common stock issued under the Employee Stock Purchase Plan.

  The Company currently has relationships with two third parties whereby the Company may sell long-term receivable contracts in which control over and the economic interest in the contract is transferred to the buyer. As of

June 30, 2000 and December 31, 1999, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $3.0 million and $7.3 million, respectively. The Company's accounts receivable days sales outstanding at June 30, 2000 and December 31, 1999 was 68 and 65, respectively.

  The Company currently has a revolving credit agreement, which provides an unsecured revolving credit loan in the aggregate principal amount of up to $25.0 million ("Revolving Credit Agreement"). The funds under the Revolving Credit Agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding any repurchase of the Company's common stock under the stock repurchase program. The commitments made under the Revolving Credit Agreement expire November 1, 2002. The Company has not borrowed any funds under the Revolving Credit Agreement as of June 30, 2000.

  The Company intends to expand its distribution channels internationally during 2001. The Company may expand through establishing a presence in Western Europe or by entering into strategic alliances with other companies, which may require capital expenditures to be made by the Company. There can be no assurance, however, that the Company's operating income and/or capital resources will be adequate to support the opening of additional offices or expand its international business operations or that any strategic alliances will be formed. Even if the Company does open additional offices, expand its international business operations or form strategic alliances, there can be no assurance that any of the foregoing efforts will ultimately prove to be successful.

  The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

  The Company believes that its existing cash balances, short-term investments, funds generated from operations, funds available under the Revolving Credit Agreement and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company on commercially reasonable terms. The Company had no other material capital commitments or planned expenditures as of June 30, 2000. The Company believes that inflation did not have a material effect on its results of operations as of June 30, 2000.

Year 2000 Compliance

  As of August 4, 2000, the Company has not experienced any significant year 2000 related problems for its internal hardware and software systems. Also, the Company is not aware of any material problems related to the year 2000 with respect to its products sold and remediation services provided prior to the year 2000. However, there can be no assurances that the Company will not encounter any year 2000 related problems in the future which may have a material adverse effect on the Company's business, financial condition and results of operations. See "Year 2000 Compliance" in the Company's Quarterly Report on Form 10-Q filed with the SEC on November 12, 1999.


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

   Interest Rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments that are highly liquid short-term investments with relatively short average maturities. These instruments include high grade corporate and United States government debt securities and money market funds, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The carrying value of these instruments held at June 30, 2000 and December 31, 1999 was $6.0 million and $14.5 million, respectively, which approximates their fair value.

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

                                    PART II

ITEM 1.  Legal Proceedings

  In addition to the legal proceedings and litigation arising in the ordinary course of business, the Company is currently involved in a class action shareholders lawsuit. The Company, certain of its directors and executive officers and the Company's principal shareholder have been named as defendants in a class action suit consolidated as In re: Software AG Systems, Inc. Securities Litigation now pending in the Federal District Court for the Eastern District of Virginia. The suit alleges violations of the federal securities laws, claiming, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's common stock at artificially inflated prices while in possession of material non-public information. Although the Company believes that the allegations in the lawsuit are without merit and has, and will continue to vigorously defend the charges, the parties to the litigation have entered into a settlement, which was preliminarily approved by the court on May 5, 2000. The settlement is still subject to a fairness hearing scheduled to be held on September 8, 2000 and is subject to final approval of the court. Each shareholder class member has been given notice of the proposed settlement and has the right to reject the settlement. Pursuant to the settlement, the proposed settlement fund has been fully funded by the Company in the amount of $3.5 million, from which funds will be distributed to participating shareholders provided that the settlement receives final approval of the court and is not rejected by a certain percentage of participating shareholders. The Company also retains the right to reject the settlement based on shareholder participation. The $3.5 million payment made by the Company into the settlement fund is included in the current prepaid expense amount in the balance sheet at June 30, 2000. On August 3, 2000, $3.0 million was reimbursed to the Company by its insurance carrier for the proposed settlement. It is not possible at this time to predict with certainty whether the settlement will be finally approved by the court. If the settlement is not approved by the court, the lawsuit may go to trial. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. Therefore, there were no amounts expensed, other than the insurance deductible, relating to the lawsuit as of June 30, 2000. There are no assurances that the resolution or reactivation of the lawsuit may not materially adversely affect the Company's financial condition or results of operations.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Company was held on May 17, 2000 (the "Meeting"). Three proposals were presented for a vote at the Meeting:
Proposal 1 - The election of four directors, including John F. Burton, to serve as a Class II director of the Company for a two-year term expiring at the annual meeting of stockholders to be held in 2002 and until the election and qualification of his successor, and each Paul A. Brands, Carl J. Rickertsen and Dr. Paul G. Stern to serve as a Class III director of the Company for a three-year term expiring at the annual meeting of stockholders to be held in 2003 and until the election and qualification of each successor; Proposal 2 - The approval of an amendment to the Company's 1997 Stock Option Plan increasing the number of shares of the Company's common stock reserved for issuance thereunder by 2,000,000 shares from 6,875,000 shares to 8,875,000 shares; and Proposal 3 - The ratification of the appointment of KPMG LLP as the Company's independent public accountants for fiscal year 2000. All of the above proposals were approved as follows:

                                                     Against/           Withheld/            Broker
        Matter                     For                Abstain           Exception           Non-votes              Total
-----------------------    -----------------    -----------------    --------------    -----------------    ------------------
Proposal 1
  Class II Director:
     John F. Burton            26,498,802                     ---           457,728                  ---            26,956,530
  Class III Directors:
     Paul A. Brands            26,490,802                     ---           465,728                  ---            26,956,530
     Carl J. Rickertsen        26,489,402                     ---           467,128                  ---            26,956,530
     Dr. Paul G. Stern         23,542,249                     ---         3,414,281                  ---            26,956,530
Proposal 2                     17,502,953               6,400,544               ---            3,053,033            26,956,530
Proposal 3                     26,867,735                  88,795               ---                  ---            26,956,530

  The terms of Dr. Philip S. Dauber, Daniel F. Gillis, Edward E. Lucente and Frederic V. Malek as directors of the Company continued after the Meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        27    Financial Data Schedule

(b)   Reports on Form 8-K

        None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAGA SYSTEMS, Inc.




  Date:  August 11, 2000                By: /s/ Dale E. Williams
                                            -------------------------------
                                               Dale E. Williams
                                           Vice President and Chief
                                               Financial Officer
                                 (Principal Financial and Accounting Officer and
                                           Duly Authorized Officer)