Form 10-Q
period 2000-09-30
SAGA SYSTEMS INC /DE/
filed 2000-11-13
CIK 352683

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

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

  As of November 3, 2000, 29,368,919 shares of the Registrant's common stock were outstanding.

                               TABLE OF CONTENTS

ITEM                                                                                                                  PAGE
----                                                                                                                  ----

                                  P A R T   I

1.   Financial Statements:

     Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999..........................           3

     Condensed Consolidated Statements of Operations for the three and nine months ended
       September 30, 2000 and 1999..............................................................................           5

     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
       2000 and 1999............................................................................................           6

     Notes to Condensed Consolidated Financial Statements.......................................................           7

2.   Management's Discussion and Analysis of Financial Condition and Results of
       Operations...............................................................................................          10

3.   Quantitative and Qualitative Disclosures about Market Risk.................................................          16

                                  P A R T  II

1.   Legal Proceedings.........................................................................................           18

6.   Exhibits and Reports on Form 8-K..........................................................................           19


ITEM 1.    Financial Statements

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                         Sept. 30,              Dec. 31,
                                                                                           2000                  1999
                                                                                    -----------------      ----------------
Assets                                                                                  (Unaudited)
Current:
        Cash and cash equivalents...............................................        $      53,838          $     33,701
        Short-term investments..................................................                2,450                14,500
        Accounts receivable:
            Invoiced and currently due..........................................               30,072                36,486
            Advanced billings on maintenance....................................               11,991                 9,355
            Unbilled services...................................................                2,432                 1,792
            Installment.........................................................               61,800                42,672
            Other...............................................................                3,051                 2,131
            Less: allowance for doubtful accounts...............................               (3,657)               (2,884)
                                                                                    -----------------      ----------------
                 Total accounts receivable......................................              105,689                89,552

        Income taxes receivable.................................................                1,484                   ---
        Prepaid expenses........................................................                3,328                 3,186
        Current portion of deferred income taxes................................                1,980                 2,175
        Other current assets....................................................                  708                   939
                                                                                    -----------------      ----------------
                 Total current assets...........................................              169,477               144,053

Installment accounts receivable, net of current portion.........................               51,428                35,510
Goodwill and other intangible assets, net of accumulated amortization...........               19,711                22,674
Cooperation agreement, net of accumulated amortization..........................               15,275                17,037
Property, equipment and leasehold improvements, net of accumulated depreciation
    and amortization............................................................                7,369                 8,423
Deferred income taxes...........................................................                  975                   883
Purchased software costs, net of accumulated amortization.......................                  832                   861
Other assets....................................................................                  375                 1,303
                                                                                    -----------------      ----------------
                 Total assets...................................................        $     265,442          $    230,744
                                                                                    =================      ================


     See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                       (in thousands, except share data)

                                                                                            Sept. 30,        Dec. 31,
                                                                                              2000            1999
                                                                                          ------------     -----------
                                                                                                  (Unaudited)
Liabilities and Stockholders' Equity
Current:
        Current portion of long-term obligations................................        $        553          $       649
        Accounts payable........................................................               6,007                6,640
        Accrued payroll and employee benefits...................................               4,720                6,044
        Payable to SAG..........................................................               8,651                8,427
        Income taxes payable....................................................                 ---                1,376
        Other current liabilities...............................................               5,389                6,481
        Current portion of deferred revenues, net of deferred royalties.........              63,395               47,882
                                                                                    ----------------       --------------
                 Total current liabilities......................................              88,715               77,499

Long-term obligations, net of current portion...................................                 271                  680
Deferred revenues, net of deferred royalties....................................              43,719               33,110
                                                                                    ----------------       --------------
                 Total liabilities..............................................             132,705              111,289

Stockholders' equity
        Common stock ($0.01 par value, 75,000,000 shares authorized;
           32,099,969 issued at September 30, 2000; and 30,882,422 shares issued
           at December 31, 1999)................................................                 321                  309
        Additional paid-in capital..............................................             110,708               98,936
        Retained earnings.......................................................              57,333               50,123
        Accumulated other comprehensive income..................................                (380)                (225)
                                                                                    ----------------       --------------
                                                                                             167,982              149,143
        Treasury stock, at cost, 2,733,800 shares at September 30, 2000 and
            2,414,600 shares at December 31, 1999...............................             (35,245)             (29,688)
                                                                                    ----------------       --------------
                 Total stockholders' equity.....................................             132,737              119,455
                                                                                    ----------------       --------------
                 Total liabilities and stockholders' equity.....................        $    265,442          $   230,744
                                                                                    ================       ==============

     See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999

                (in thousands, except per share dollar amounts)

                                                       Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                    --------------------------------      --------------------------------
                                                         2000               1999               2000              1999
                                                    -------------      -------------      -------------      -------------
                                                                                  (Unaudited)
Revenues:
        Software license fees...................    $      13,498      $      15,569      $      51,340      $      45,921
        Maintenance fees........................           20,436             20,754             61,768             62,216
        Professional services fees..............            9,804             15,445             31,370             53,175
                                                    -------------      -------------      -------------      -------------
                 Total revenues.................           43,738             51,768            144,478            161,312
                                                    -------------      -------------      -------------      -------------
Cost of revenues:
        Software license........................            3,442              3,893             12,100             11,045
        Maintenance.............................            6,627              6,692             20,461             20,647
        Professional services...................            8,504             11,921             28,515             40,928
                                                    -------------      -------------      -------------      -------------
                 Total cost of revenues.........           18,573             22,506             61,076             72,620
                                                    -------------      -------------      -------------      -------------
Gross profit....................................           25,165             29,262             83,402             88,692
                                                    -------------      -------------      -------------      -------------
Operating expenses:
        Software product development............            4,145              2,592             11,612              7,316
        Sales and marketing.....................           10,360             11,894             32,353             31,945
        Administrative and general..............            9,977              9,625             29,755             29,677
                                                    -------------      -------------      -------------      -------------
                 Total operating expenses.......           24,482             24,111             73,720             68,938
                                                    -------------      -------------      -------------      -------------
Income from operations..........................              683              5,151              9,682             19,754
        Other income and expense, net...........            1,465              1,343              4,033              3,990
        Loss from Class Action Lawsuit
          Settlement............................           (2,049)               ---             (2,049)               ---
                                                    -------------      -------------      -------------      -------------

Income before income taxes......................               99              6,494             11,666             23,744
        Income tax provision....................               38              2,533              4,457              9,261
                                                    -------------      -------------      -------------      -------------
Net income......................................               61              3,961              7,209             14,483
Other comprehensive income (loss):
        Foreign currency translation
          adjustments...........................               70                (61)              (155)               197
                                                    -------------      -------------      -------------      -------------
Comprehensive income............................    $         131      $       3,900      $       7,054      $      14,680
                                                    =============      =============      =============      =============

Net income per common share:
         Basic..................................    $        0.00      $        0.13      $        0.25      $        0.48
         Diluted................................    $        0.00      $        0.13      $        0.24      $        0.46

Shares used in computing net income per common
 share:
        Basic...................................           29,364             29,714             28,949             30,304
        Diluted.................................           30,064             30,893             30,288             31,459

    See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999

                                 (in thousands)


                                                                                        2000                1999
                                                                                    -----------          -----------
                                                                                               (Unaudited)
Cash flows from operating activities:
    Net income...............................................................       $     7,209          $    14,483
    Adjustments to reconcile net income to net cash provided by operating
        Activities:
          Depreciation and amortization......................................             7,534                6,434
          Loss on disposal of property and equipment.........................                41                   33
          Loss from Class Action Lawsuit Settlement..........................             2,049                   --
          Compensation expenses on options granted...........................              (158)                 452
          Changes in operating accounts......................................            (7,969)             (10,405)
                                                                                 --------------       --------------
                       Net cash provided by operating activities.............             8,706               10,997
                                                                                 --------------       --------------

Cash flows from investing activities:
    Proceeds from sale of short-term investments.............................            16,482                8,600
    Purchase of short-term investments.......................................            (4,432)             (13,000)
    Additions to property, equipment and leasehold improvements..............            (1,879)              (1,000)
    Proceeds from sales of property and equipment............................                31                   --
    Cash received from settlement of an acquisition, net.....................               187                   --
    Acquisition, net of cash received........................................                --              (12,088)
                                                                                 --------------       --------------
                       Net cash provided by / (used) in investing
                         activities..........................................            10,389              (17,488)
                                                                                 --------------       --------------

Cash flows from financing activities:
    Proceeds from stock options exercised....................................             6,269                  267
    Proceeds from Employee Stock Purchase Program............................               882                1,071
    Repurchase of common stock...............................................            (5,557)             (22,396)
    Payments made on capital leases..........................................              (444)                (368)
                                                                                 --------------       --------------
                       Net cash provided by / (used) in financing
                         activities..........................................             1,150              (21,426)
                                                                                 --------------       --------------

Effect of exchange rate changes on cash and cash equivalents.................              (108)                 (70)
                                                                                 --------------       --------------
Net increase / (decrease) in cash and cash equivalents.......................            20,137              (27,987)
Cash and cash equivalents, beginning.........................................            33,701               60,298
                                                                                 --------------       --------------
Cash and cash equivalents, ending............................................       $    53,838          $    32,311
                                                                                 ==============       ==============

     See accompanying notes to condensed consolidated financial statements.

                      SAGA SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in SAGA SYSTEMS, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. The results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results expected for the full year. See ITEM 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further detail on the full year outlook.

(2)  Accounting Policies

Revenue Recognition

     As of January 1, 1998, SAGA SYSTEMS, Inc., together with its subsidiaries (the "Company") adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. SOP 98-4 and SOP 98-9 deferred certain portions of SOP 97-2 until the Company's fiscal year 2000. Effective January 1, 2000, the Company adopted SOP 98-9, which has resulted in application of the "residual method" (as defined in SOP 98-9) in the accounting for certain contracts. Under the residual method, the arrangement fee for certain multiple-element arrangements, which bundle products and services is as follows: (a) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and (b) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Had the Company not adopted the residual method and accounted for all of its contracts consistent with the method used during 1999, the Company's product revenue would have been higher by $2.3 million and $129,000 for the nine and three months ended September 30, 2000, respectively. The Company's maintenance revenue would have been lower by $278,000 and $244,000 for the nine and three months ended September 30, 2000, respectively. In addition, the deferred maintenance revenue would have been lower by approximately $2.0 million at September 30, 2000 had the Company not applied the residual method.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 101A and SAB No. 101B. This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company can apply the accounting and disclosure requirements of this SAB retrospectively, or may report a change in accounting principle as of January 1, 2000 no later than the quarter beginning October 1, 2000. Management does not believe that the adoption of SAB No. 101 will have an impact on the Company's financial statements for the years ending December 31, 1999 and prior. Management is currently evaluating whether the adoption of SAB No. 101 will materially impact its quarterly financial statements in the year ending December 31, 2000.

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

     For products where technological feasibility has been reached, software purchased to be used in the development of those products has been capitalized. Capitalized purchased software is recorded at the lower of cost or net realizable value and is amortized over the estimated useful life of three years beginning at the point in which the product becomes available for general release to customers. Capitalized purchased software costs were $861,000 each at September 30, 2000 and December 31, 1999, and accumulated amortization was $29,000 at September 30, 2000. None of the products for which these costs were capitalized were available for general release at December 31, 1999; therefore, there was no accumulated amortization balance at December 31, 1999. Related amortization expense (included in the cost of software license fees) was $29,000 and $7,000 for the nine and three months ended September 30, 2000. There was no amortization expense in the comparable prior year period, as there were no capitalized purchased software costs at September 30, 1999.

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

                                                       Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                      -----------------------------       -------------------------------
                                                           2000           1999                  2000           1999
                                                       -----------    -----------           ------------    -----------
                                                              (In thousands, except for per share dollar amounts)
                                                                                  (Unaudited)

Numerator:
     Net income..................................     $          61     $       3,961     $        7,209     $      14,483
                                                      =============     =============     ==============     =============
Denominator:
     Basic weighted average shares outstanding...            29,364            29,714             28,949            30,304
     Effect of dilutive securities:
          Stock options..........................               700             1,179              1,339             1,155
                                                      -------------     -------------     --------------     -------------
Diluted weighted average shares outstanding......            30,064            30,893             30,288            31,459
                                                      =============     =============     ==============     =============
Net income per common share:
     Basic.......................................     $        0.00     $        0.13     $         0.25     $        0.48
                                                      =============     =============     ==============     =============
     Diluted.....................................     $        0.00     $        0.13     $         0.24     $        0.46
                                                      =============     =============     ==============     =============

Reclassification

     Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

(3)  Class Action Lawsuit

     The Company, certain of its directors and executive officers and the Company's principal shareholder were named as defendants in a class action suit consolidated as In re: Software AG Systems, Inc. Securities Litigation in the Federal District Court for the Eastern District of Virginia. The suit alleged violations of the federal securities laws, claiming, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's common stock at artificially inflated prices while in possession of material non-public information. The parties to the litigation entered into a settlement, which received final approval by the court on September 8, 2000. The class action lawsuit was settled for $3.5 million, which satisfied all participating shareholders' claims as well as the fees and expenses of plaintiffs' counsel. In addition, the Company paid litigation expenses of approximately $1.5 million. To offset these costs, the Company received a $3.0 million payment on August 3, 2000 from its insurance carrier. As a result, a $2.0 million loss was recorded as a non-operating expense in the accompanying Condensed Statement of Operations for the three and nine months ended September 30, 2000. The net income impact of the settlement was $1.3 million after taxes or $0.04 per diluted share. The Company funded the uninsured portion of the settlement and legal fees by cash on hand. No other expenses are anticipated relating to this matter.

(4)  Subsequent Event

     On November 2, 2000, the Company, together with Software AG ("Software AG"), issued a joint press release announcing that Software AG, Software AG Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Software AG ("Acquisition Corp."), and SAGA SYSTEMS had entered into an Agreement and Plan of Merger, dated as of November 1, 2000 (the "Merger Agreement"), providing for the merger of Acquisition Corp. with and into SAGA SYSTEMS (the "Merger"). Under the terms of the Merger Agreement, if the Merger is consummated, SAGA SYSTEMS stockholders (other than Software AG and stockholders who elect to exercise appraisal rights under Delaware law) will receive $11.50 in cash for each share of SAGA SYSTEMS common stock held. The Merger is subject to customary closing conditions, including the approval of the Merger by the stockholders of SAGA SYSTEMS.

     In addition, Thayer Equity Investors III, L.P. and its affiliate, TC Co-Investors, LLC, which collectively own approximately 37% of the outstanding SAGA SYSTEMS common stock, and Daniel F. Gillis, President and Chief Executive Officer of SAGA SYSTEMS (who owns less than 1% of the outstanding shares of SAGA SYSTEMS common stock), have agreed, among other things, to vote their shares of SAGA SYSTEMS common stock to approve the Merger Agreement, the Merger and related agreements. Their respective obligations to vote in this manner will terminate upon termination of the Merger Agreement.

     The foregoing description is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is files as Exhibit 2.1 to the Current Report on Form 8-K which was filed by the Company on November 3, 2000, which contains the complete text of the Merger Agreement.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "may," "plans," "expects," "anticipates," "approximates," "believes," "estimates," "intends," "hopes," "potential," or "continue" and variations of such words and similar expressions are intended to identify such forward-looking statements. The Company intends such forward-looking statements, all of which are qualified by this statement, to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995 and is including this statement for purposes of complying with these safe harbor provisions. The Company has based these statements on its current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include, but are not limited to, significant quarterly and other fluctuations in revenues and results of operations including the signing of large contracts in certain quarters but not others, reliance on acquisitions and the timely development, production, marketing, delivery and acceptance of products and services including Sagavista and its adapters, interoperability of the Company's products with other software application products, new or competitive products or services offered by competitors, demand for the Company's products and services, and reliance on the mainframe and enterprise computing environments and Software AG, a German software company, to develop and deliver products timely. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

     . statements in the "Outlook" section;

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

Results of Operations

Nine months ended September 30, 2000 and 1999

Revenues

     Total Revenues. The Company's revenues are primarily derived from license fees for the use of software products, fees for maintenance related to those products and fees for professional services. The Company's total revenues decreased $16.8 million or 10% to $144.5 million for the nine months ended September 30, 2000 compared to the same period in 1999. This decrease in total revenues was primarily due to a decrease in professional services fees as described below.

     Software License Fees. The Company's software license fees are derived primarily from the licensing of the Company's enterprise systems and e-business integration products. Enterprise systems products include Adabas, a high-performance data management system, and Natural, a 4GL programming language. E-business integration products include Sagavista, the Company's e-business integration product suite, and EntireX, a family of integration products. Software license fees increased 12% to $51.3 million for the nine months ended September 30, 2000 compared to $45.9 million from the respective nine-month period in 1999. This increase was primarily attributable to Sagavista sales of $8.4 million in the current year, compared to $468,000 in 1999. Sagavista was generally released in September 1999. Included in the $51.3 million of software license fees was one large contract that contributed $9.3 million of revenue, which included a Sagavista sale. Despite this increase, software license fees were negatively impacted in the first nine months of 2000 by approximately $2.3 million due to the adoption of the residual method under SOP 98-9 for accounting for certain contracts. See Note 2 of Notes to Condensed Consolidated Financial Statements for further detail.

     Maintenance Fees. The Company's maintenance fees are derived primarily from providing technical support services to customers who have licensed the Company's enterprise systems and e-business integration products. Maintenance is available in various levels of support and priced as a percentage of the software license fees. The most commonly contracted level is priced at 18% of the applicable license fee at the time of renewal. Software customers are not required to renew their maintenance agreements and renewals can be expected only if the customer continues to use the licensed products. Maintenance fees were $61.8 million and $62.2 million for the nine months ended September 30, 2000 and 1999, respectively. Maintenance fees were negatively affected in the current year primarily by the decreased royalties received from the international distributors, as well as from our Canadian and Mexican subsidiaries. This decrease in maintenance fees was offset by an increase of approximately $278,000 for the first nine months in the current year due to the adoption of the residual method in accordance with SOP 98-9. Additionally, deferred maintenance fees were positively impacted and were approximately $2.0 million higher at September 30, 2000 due to the application of the residual method.

     Professional Services Fees. The Company's professional services fees are derived primarily from services provided with the implementation and deployment of the Company's enterprise systems and e-business integration products and through educational services. The Company's professional services offerings include consulting, software integration, system implementation and large project management. The services are delivered on either a time and material basis or a fixed price basis. Professional services fees were $31.4 million and $53.2 million for the nine months ended September 30, 2000 and 1999, respectively, representing a decrease of 41%. This decrease was, in part, due to the absence of year 2000 analysis and remediation services revenue in the current period compared to $15.9 million in 1999. The decrease was also, in part, attributable to lower traditional core professional services fees in 2000 compared to 1999, which primarily resulted from changing market conditions where companies are focusing more on the emerging e-business integration area than the traditional enterprise systems area. Accordingly, the Company expects the mix of its professional services revenue to continue to shift from traditional core professional services to e-business integration services.

Cost of Revenues

     Software License. Software license costs consist primarily of royalties paid to third parties. Software license costs were $12.1 million and $11.0 million for the nine months ended September 30, 2000 and 1999, respectively, each representing 24% of software license fees for each respective period. The increase in dollar amount was primarily due to an increase in software license fees coupled with nine months of amortization expense in 2000 relating to the capitalized acquired technology costs resulting from the Blue Lobster Software, Inc. ("Blue Lobster") acquisition in June 1999. For 1999, the three months of Blue Lobster amortization expense from the capitalized acquired technology has been reclassed from general and administrative for comparative purposes. Excluding the amortization expense, the software license costs would have been only 21% of software license fees in 2000 compared to 23% in 1999. This decrease in percentage was primarily due to a shift in the mix of products sold from third party owned products to Company owned products. Royalty rates on third party products vary from 24% to 40% of software license fees, whereas the royalties on Company owned products is generally less than 5% of Company owned product revenue. The Company owned product sales represented 21% of the total software license fees compared to 8% from the prior period.

     Maintenance. Maintenance costs consist primarily of royalties paid to third parties, the costs of providing customer support and the distribution costs of new releases. Maintenance costs were $20.5 million and $20.6 million for the nine months ended September 30, 2000 and 1999, respectively, each representing 33% of maintenance fees for each respective period.

     Professional Services. Professional services costs consist of labor and related overhead costs for the people performing the services. Such costs include costs for project management, quality control and project review. Professional services costs were $28.5 million and $40.9 million for the nine months ended September 30, 2000 and 1999, respectively, representing 91% and 77% of professional services fees for each respective period. The decrease in dollar amount was primarily due to a decrease in professional services fees revenue. The increase in percentage was primarily due to less than expected new professional services business in the current period, which resulted in an under-utilization of existing personnel hired to establish the enterprise integration services practice. The Company believes the professional services gross margin may improve as the Company has taken certain actions to improve the utilization rate.

Operating Expenses

     Software Product Development. Software product development expenses include all labor and overhead costs related to the development of software products owned by the Company. Software product development costs increased $4.3 million or 59% to $11.6 million for the nine months ended September 30, 2000 compared to the respective prior year period. This increase was primarily due to the hiring of additional developers needed for the ongoing enhancements being made to the core Sagavista product since its release in September 1999 and to build additional adapters. The total number of developers has increased to 117 compared to 72 as of September 30, 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, commissions, marketing programs, public relations, proposal writing, trade shows, seminars, advertising and related communications and associated overhead costs. Sales and marketing expenses were $32.4 million and $31.9 million for the nine months ended September 30, 2000 and 1999, respectively, representing 22% and 20% of total revenues for each respective reporting period. The increases in both dollar amount and percentage were attributable to the increase in the infrastructure needed throughout the year 2000 to support the ongoing marketing and sale of Sagavista. The increase in percentage was also affected by the decrease in total revenues compared to the prior year.

     Administrative and General. Administrative and general expenses include employee salaries and benefits for administration, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. Administrative and general expenses were $29.8 million and $29.7 million for the nine months ended September 30, 2000 and 1999, respectively, representing 21% and 18% of total revenues for each respective nine month period. The increase in percentage was due to lower total revenues in 2000 compared to the same period in 1999.

Other

     Other Income and Expense, Net. Other income and expense, net, consists primarily of interest earned on cash, cash equivalents, short-term investments, long-term customer contracts carried by the Company and miscellaneous income. Other income and expense, net, increased $43,000 or 1% to $4.0 million for the nine months ended September 30, 2000 compared to the respective prior period.

     Loss from Class Action Lawsuit Settlement. The class action lawsuit was settled for $3.5 million, which satisfied all participating shareholders' claims as well as the fees and expenses of plaintiffs' counsel. In addition, the Company paid litigation expenses of approximately $1.5 million. To offset these costs, the Company received a $3.0 million payment on August 3, 2000 from its insurance carrier, which resulted in a $2.0 million non-operating loss. See
Note 3 of Notes to Condensed Consolidated Financial Statements for further detail.

     Income Tax Provision. The income tax provision was $4.5 million and $9.3 million for the nine months ended September 30, 2000 and 1999, respectively, resulting in effective tax rates of 38.2% and 39.0%, respectively.

Three months ended September 30, 2000 and 1999

Revenues

     Total Revenues. The Company's total revenues were $43.7 million and $51.8 million for the three months ended September 30, 2000 and 1999, respectively, representing a decrease of 16%. This decrease in total revenues was primarily due to a decrease in professional services fees as described below.

     Software License Fees. Software license fees decreased 13% to $13.5 million for the three months ended September 30, 2000 compared to $15.6 million from the comparable period in 1999. This decrease was mainly attributable to softness in the mainframe enterprise software business and a failure to close several transactions in the last days of the quarter. Software license fees for the three months ended September 30, 2000 were also negatively impacted in the current quarter by approximately $129,000 due to the adoption of the residual method under SOP 98-9 for accounting for certain contracts.

     Maintenance Fees. Maintenance fees decreased 2% to $20.4 million for the third quarter of 2000 from $20.8 million for the same period in 1999 primarily because of the decreased royalties received from the international distributors, as well as from our Canadian and Mexican subsidiaries. This decrease in maintenance fees was offset by additional maintenance revenue of approximately $244,000 recorded in the current period due to the adoption of the residual method in accordance with SOP 98-9.

     Professional Services Fees. Professional services fees were $9.8 million and $15.4 million for the three months ended September 30, 2000 and 1999, respectively, representing a decrease of 37%. This decrease was primarily due to the absence of year 2000 analysis and remediation services revenue in the current period compared to $3.1 million in the prior period. The decrease was also, in part, attributable to lower traditional core professional services fees in 2000 compared to 1999, which primarily resulted from changing market conditions where companies are focusing more on the emerging e-business integration area than the traditional enterprise systems area. Accordingly, the Company expects the mix of its professional services revenue to continue to shift from traditional core professional services to e-business integration services.

Cost of Revenues

     Software License. Software license costs were $3.4 million and $3.9 million for the three months ended September 30, 2000 and 1999, respectively, representing 26% and 25% of software license fees for each respective period. The decrease in dollar amount was primarily due to a decrease in software license fees. The percentage increase was primarily due to an increase in third party royalties.

     Maintenance. Maintenance costs were $6.6 million and $6.7 million for the three months ended September 30, 2000 and 1999, respectively, each representing 32% of maintenance fees for each respective period.

     Professional Services. Professional services costs were $8.5 million and $11.9 million for the three months ended September 30, 2000 and 1999, respectively, representing 87% and 77% of professional services fees for each respective period. The decrease in dollar amount was primarily due to a decrease in professional services fees revenue. The increase in percentage was primarily due to less than expected new professional services business in the current period which resulted in an under-utilization of existing personnel hired to establish the enterprise integration services practice. The Company believes the professional services gross margin may improve as the Company has taken certain actions to improve the utilization rate.

Operating Expenses

     Software Product Development. Software product development costs were $4.1 million and $2.6 million for the three months ended September 30, 2000 and 1999, respectively, representing a 60% increase. This increase was primarily due to the hiring of additional developers needed for the ongoing enhancements being made to the core Sagavista product since its release in September 1999 and to build additional Sagavista adapters.

     Sales and Marketing. Sales and marketing expenses were $10.4 million and $11.9 million for the three months ended September 30, 2000 and 1999, respectively, representing 24% and 23% of total revenues for each respective three-month period. The decrease in dollar amount was attributable to the need for a greater infrastructure in the third quarter of 1999 compared to the same period in 2000, as Sagavista was launched in September 1999. The increase in percentage is due to lower total revenue in 2000 compared to 1999.

     Administrative and General. Administrative and general expenses were $10.0 million and $9.6 million for the three months ended September 30, 2000 and 1999, respectively, representing 23% and 19% of total revenues for each respective period. The increase in dollar amount and percentage was primarily due to the costs resulted from the buyout of a software lease agreement. The increase in percentage was also affected by the lower total revenues in 2000 compared to 1999.

Other

     Other Income and Expense, Net. Other income and expense, net, was $1.5 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively.

     Loss from Class Action Lawsuit Settlement. The class action lawsuit was settled for $3.5 million, which satisfied all participating shareholders' claims as well as the fees and expenses of plaintiffs' counsel. In addition, the Company paid litigation expenses of approximately $1.5 million. To offset these costs, the Company received a $3.0 million payment on August 3, 2000 from its insurance carrier, which resulted in a $2.0 million non-operating loss. See
Note 3 to Notes to Condensed Consolidated Financial Statements for further detail.

     Income Tax Provision. The income tax provision was $38,000 and $2.5 million for the three months ended September 30, 2000 and 1999, respectively, resulting in effective tax rates of 38.2% and 39.0%, respectively.

Liquidity and Capital Resources

     The Company has historically financed its operations principally through cash flow generated from operating activities. The Company had $56.3 million and $48.2 million in cash, cash equivalents and short-term investments as of September 30, 2000 and December 31, 1999, respectively. Working capital increased to $80.8 million at September 30, 2000 from $66.6 million at December 31, 1999, resulting principally from increases in cash, cash equivalents and short term investments of $8.1 million and accounts receivable of $16.1 million, partially offset by an increase in the current portion of deferred revenues of $15.5 million.

     Net cash provided by operating activities was $8.7 million for the nine months ended September 30, 2000, primarily from net income of $7.2 million and the loss resulting from the settlement of the class action lawsuit in the amount of $2.0 million. See Note 3 of Notes to Condensed Consolidated Financial Statements for further detail. For the nine months ended September 30, 1999, net cash provided by operating activities was $11.0 million, primarily from net income of $14.5 million.

     Investing activities provided net cash of $10.4 million for the nine months ended September 30, 2000, primarily due to the proceeds from the sale of short-term investments of $16.5 million, partially offset by the purchase of short-term investments of $4.4 million and the funding of capital expenditures of $1.9 million. For the nine months ended September 30, 1999, investing activities used net cash of $17.5 million, primarily to fund the acquisition of Blue Lobster in June 1999 for $12.0 million and to purchase short-term investments for $13.0 million, partially offset by the sale of short-term investments for $8.6 million.

     Financing activities provided net cash of $1.2 million for the nine months ended September 30, 2000, primarily from the proceeds from stock options exercised of $6.3 million and common stock issued under the Employee Stock Purchase Plan of $882,000, partially offset by cash used to repurchase the Company's common stock for $5.6 million. For the nine months ended September 30, 1999, financing activities used net cash of $21.4 million, primarily to repurchase the Company's common stock for $22.4 million, partially offset by the proceeds from common stock issued under the Employee Stock Purchase Plan for $1.1 million.

     The Company currently has relationships with two third parties whereby the Company may sell long-term receivable contracts in which control over and the economic interest in the contract are transferred to the buyer. As of September 30, 2000 and December 31, 1999, the Company remained contingently liable under the recourse provisions associated with the sales made prior to 1998 in the amount of $2.3 million and $7.3 million, respectively. The Company's accounts receivable days sales outstanding at September 30, 2000 and December 31, 1999 was 63 and 65, respectively.

     The Company currently has a revolving credit agreement, which provides an unsecured revolving credit loan in the aggregate principal amount of up to $25.0 million ("Revolving Credit Agreement"). The funds under the Revolving Credit Agreement may be used for general corporate purposes including future potential acquisitions, if any, but excluding any repurchase of the Company's common stock under the stock repurchase program. The commitments made under the Revolving Credit Agreement expire November 1, 2002. The Company has not borrowed any funds under the Revolving Credit Agreement as of September 30, 2000.

     Due to the proposed Merger, as stated in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has suspended its plans for international expansion.

     The Company traditionally leases all major equipment, and has no investment in inventory or facilities other than leasehold improvements.

     The Company believes that its existing cash balances, short-term investments, funds generated from operations, funds available under the Revolving Credit Agreement and funds received from the sale of receivables, if any, will be sufficient to finance the Company's operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company grows in the future, its operating and investing activities may use such cash. There can be no assurances that any necessary additional financing will be available to the Company at commercially reasonable terms. The Company had no other material capital commitments or planned expenditures as of September 30, 2000. The Company believes that inflation did not have a material effect on its results of operations as of September 30, 2000.

Outlook

     As previously disclosed, the Company has entered into a Merger Agreement with Software AG. This outlook disclosure assumes that the Merger transaction is not consummated and the Company remains an independent entity. If the Merger transaction is consummated, the Company expects results to materially differ from this disclosure. See Note 4 to Notes to Condensed Consolidated Financial Statements for further detail on the Merger Agreement.

     For the rest of the year, the Company offers the following guidance on its earnings expectations. Please note that these statements are forward-looking in nature and are based on current expectations and reflect management's view only as of the date hereof. Readers are encouraged to read the safe harbor provision for forward-looking statements titled "Forward-Looking Statements" in ITEM 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for, among other things, risk factors that may cause actual results to differ materially from the Company's expectations and the Company's obligations concerning the updating or revising any forward-looking statements.

     The Company is lowering its revenue and earnings expectations for 2000. In the core business, persistent weakness in the mainframe environment will drive lower than anticipated revenues. In the integration business, three factors contribute to lower expectations: (1) a lower than expected proportion of sales into the lower price point Microsoft TM Windows NT platform, (2) a longer than anticipated average sales cycle and (3) a slower than expected integration services ramp-up due, in part, to the Company's inability to control Sagavista's implementation priority where the Company's products and services are a component within a larger customer-managed IT initiative.

     In the core business, the Company believes that revenues will decline moderately for the next several quarters and expects core business revenues to be in the range of $170 to $175 million for the year and $38 to $43 million for the fourth quarter. For the integration business, total Sagavista revenues are expected to be in the range of $18 to $20 million for the year and $6 to $8 million for the fourth quarter. Sagavista version 2.0 is expected to be released in November and version 2.5 early next year. In addition, the Company plans to release twelve additional adapters by the end of 2000. The Company expects diluted earnings per share in the range of $0.07 to $0.09 for the fourth quarter and $0.31 to $0.33 for the year. Cost of revenues are expected to be in the range of 40% to 42% of total revenues for the year. Operating expenses are expected to be in the range of 50% to 53% of total revenue for the year. Sales and Marketing and Software Product Development expenses are expected to represent roughly 30% of total revenues for the year. Other income is expected to be in the range of 2% to 3% of total revenues for the year. The average income tax rate is expected to be 38.2% for the year.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     Foreign Currency. The Company's international distributors primarily report and pay in U.S. dollars. In addition, royalties reported and paid by the Company to Software AG under a cooperation agreement, which was amended in September 1999, are in U.S. dollars. The Company's Mexican operations have represented approximately 2% of total revenues since its inception in 1996. Revenues from the Company's Canadian operations have represented approximately 6% of total revenues since its acquisition in September 1997. The Company, therefore, has not to date engaged in foreign currency hedging transactions. The Company may enter into hedging transactions in the future.

     Interest Rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments that are highly liquid short-term investments with relatively short average maturities. These instruments include high grade corporate and United States government debt securities and money market funds, in accordance with the Company's investment policy. These instruments are denominated in U.S. dollars. The carrying value of these instruments held at September 30, 2000 and December 31, 1999 was $2.5 million and $14.5 million, respectively, which approximates their fair value.

     The Company also maintains depository relationships with several banks in the United States, Canada and Mexico. The majority of these cash balances represents operating balances only. At times, the Company's cash deposits may exceed federally insured limits and the Company invests excess cash in highly liquid short-term investments as indicated above.

     Many of the Company's short-term investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's short-term investments with fixed rates declines. The Company attempts to mitigate risk by investing its cash in instruments with short maturities and holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal. The Company's management believes its depository accounts and short-term investments are not exposed to any significant market risk.

                                    PART II

ITEM 1. Legal Proceedings

     The Company, certain of its directors and executive officers and the Company's principal shareholder were named as defendants in a class action suit consolidated as In re: Software AG Systems, Inc. Securities Litigation in the Federal District Court for the Eastern District of Virginia. The suit alleged violations of the federal securities laws, claiming, among other things, that the Company's accounting policies artificially inflated revenues and earnings and that defendants caused or permitted the Company to issue a series of materially false and misleading public statements about the Company's operations and financial results while, at the same time, selling the Company's common stock at artificially inflated prices while in possession of material non-public information. The parties to the litigation entered into a settlement, which received final approval by the court on September 8, 2000. The class action lawsuit was settled for $3.5 million, which satisfied all participating shareholders' claims as well as the fees and expenses of plaintiffs' counsel. In addition, the Company paid litigation expenses of approximately $1.5 million. To offset these costs, the Company received a $3.0 million payment on August 3, 2000 from its insurance carrier. As a result, a $2.0 million loss was recorded as a non-operating expense in the accompanying Condensed Statement of Operations for the three and nine months ended September 30, 2000. The net income impact of the settlement was $1.3 million after taxes or $0.04 per diluted share. The Company funded the uninsured portion of the settlement and legal fees by cash on hand. No other expenses are anticipated relating to this matter.

     The Company is involved in various other claims and legal proceedings in the ordinary course of its business, primarily relating to product and contract performance issues and employee termination matters. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they will have a material adverse affect on the Company's financial position or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1(1) Agreement and Plan of Merger, dated as of November 1, 2000, among SAGA SYSTEMS, Acquisition Corp. and Software AG

     27 Financial Data Schedule

(b)  Reports on Form 8-K

     None.

-------------------------------
     (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 3, 2000 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAGA SYSTEMS, Inc.



     Date:  November 13, 2000           By: /s/ Dale E. Williams
                                            ------------------------
                                                Dale E. Williams
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer and
                                                Duly Authorized Officer)